Form 10QSB
period 2002-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2002-06-14
CIK 763293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       MARCH 31, 2002 or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
           _________________to__________________

Commission file number:  000-49736

                      FIRST COMMUNITY FINANCIAL CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         PENNSYLVANIA                                     23-2321079
------------------------------------          ---------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

TWO NORTH MAIN STREET, MIFFLINTOWN, PENNSYLVANIA              17059
-------------------------------------------------           ----------
   (Address of principal executive offices)                 (Zip Code)

                                 (717) 436-2144
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PROCEEDING FIVE YEARS

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share
                                        ---------------------------------------
700,000 shares outstanding as of June 10, 2002
----------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

-------------------------------------------------------------------------------

                      FIRST COMMUNITY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars In Thousands, Except Per Share Data)


                                                                        (unaudited)
                                                                       March 31, 2002       December 31, 2001
                                                                   ------------------------------------------
ASSETS
Cash & Due from Banks                                                 $        4,375            $       7,268
Interest Bearing Deposits with Banks                                             689                      694
Federal Funds Sold                                                             1,835                       34
                                                                      --------------            -------------
Cash & Cash Equivalents                                                        6,899                    7,996
Investment Securities (fair value of $ 45,967 and $ 47,108)                   45,905                   47,143
Loans - Net of Unearned Income                                               120,322                  115,835
Less: Allowance for Loan Losses                                                1,034                    1,038
                                                                      --------------            -------------
Net Loans                                                                    119,288                  114,797
Premises and Equipment                                                         6,672                    6,620
Other Assets                                                                   6,081                    5,935
                                                                      --------------            -------------

TOTAL ASSETS                                                          $      184,845            $     182,491
                                                                      ==============            =============

LIABILITIES
Deposits
      Non-Interest Bearing                                            $       15,521            $      15,469
      Interest Bearing                                                       144,140                  138,553
                                                                      --------------            -------------
Total Deposits                                                               159,661                  154,022
Short-Term Borrowings                                                          2,889                    6,082
Long-Term Borrowings                                                           8,200                    8,200
Other Liabilities                                                                852                    1,128
                                                                      --------------            -------------
TOTAL LIABILITIES                                                            171,602                  169,432
                                                                      --------------            -------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value;
     10,000,000 shares authorized;
     no shares issued or outstanding                                               -                        -
Common stock, $ 5 par value;
     10,000,000 shares authorized;
     700,000 shares issued & outstanding                                       3,500                    3,500
Surplus                                                                          245                      245
Retained Earnings                                                              9,124                    8,822
Accumulated Other Comprehensive Income                                           374                      492
                                                                      --------------            -------------
TOTAL STOCKHOLDERS' EQUITY                                                    13,243                   13,059
                                                                      --------------            -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $      184,845            $     182,491
                                                                      ==============            =============

-------------------------------------------------------------------------------

                      FIRST COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                  (Dollars In Thousands, Except Per Share Data)

                                                                      Three Months Ended
                                                                           March 31,
                                                              2002                         2001
                                                      -----------------          -------------------
INTEREST INCOME
Interest & Fees on Loans                                    $     2,306                   $    2,164
Interest on Taxable Securities                                      424                          412
Interest on Non-Taxable Securities                                  169                          107
Other Interest & Dividends                                           17                           56
                                                      -----------------          -------------------
TOTAL INTEREST INCOME                                             2,916                        2,739
                                                      -----------------          -------------------

INTEREST EXPENSE
Interest on Deposits                                              1,315                        1,468
Interest on Short Term Borrowings                                    16                           42
Interest on Long Term Borrowings                                    119                          107
                                                      -----------------          -------------------
TOTAL INTEREST EXPENSE                                            1,450                        1,617
                                                      -----------------          -------------------

NET INTEREST INCOME                                               1,466                        1,122
Provision for Loan Losses                                            30                           18
                                                      -----------------          -------------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                                  1,436                        1,104

NON-INTEREST INCOME
Service Charges                                                      86                           85
Fiduciary Income                                                     36                           36
Realized Gain on Sale of Securities                                   -                           77
Other Income                                                        151                          132
                                                      -----------------          -------------------
TOTAL OTHER INCOME                                                  273                          330
                                                      -----------------          -------------------

NON-INTEREST EXPENSES
Salaries & Benefits                                                 638                          617
Occupancy Expense                                                    95                           81
Furniture & Equipment Expense                                       104                          115
Professional Fees                                                    27                           16
Shares Tax                                                           32                           24
Other Non-Interest Expense                                          310                          248
                                                      -----------------          -------------------
TOTAL NON-INTEREST EXPENSES                                       1,206                        1,101
                                                      -----------------          -------------------

Income Before Income Taxes                                          503                          333
Applicable income taxes                                             105                           68
                                                      -----------------          -------------------
NET INCOME                                                  $       398                   $      265
                                                      =================          ===================
Basic and Diluted Earnings Per Share                        $      0.57                   $     0.38
                                                      =================          ===================

--------------------------------------------------------------------------------

                      FIRST COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)
                  (Dollars In Thousands Except Per Share Data)

                                                                                      Accumulated
                                                                                         Other
                                                Common                 Retained      Comprehensive
                                                Stock      Surplus     Earnings       Income (Loss)         Total
                                              ----------  ---------  ------------   -----------------   ------------
Balance December 31, 2000                        $3,500      $245        $7,878              $307         $ 11,930
Comprehensive income:
Net Income                                                                  265                                265
Net change in unrealized gains
    (losses) on securities available for
    sale, net of taxes ($58)                                                                  117              117
                                                                                                        ------------
Total comprehensive income                                                                                     382
Cash dividends, $.125 per share                                             (87)                               (87)
                                              ----------  ---------  ------------   -----------------   ------------

Balance March 31, 2001                           $3,500      $245        $8,056              $424         $ 12,225
                                              ==========  =========  ============   =================   ============


                      FIRST COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)
                  (Dollars In Thousands Except Per Share Data)

                                                                                      Accumulated
                                                                                         Other
                                                Common                 Retained      Comprehensive
                                                Stock      Surplus     Earnings       Income (Loss)         Total
                                              ----------  ---------  ------------   -----------------   ------------

Balance December 31, 2001                        $3,500      $245        $8,822              $492         $ 13,059
Comprehensive income:
Net Income                                                                  398                                398
Net change in unrealized gains
    (losses) on securities available for
    sale, net of taxes ($60)                                                                 (118)            (118)
                                                                                                        ------------
Total comprehensive income                                                                                     280
Cash dividends, $.135 per share                                             (96)                               (96)
                                              ----------  ---------  ------------   -----------------   ------------

Balance March 31, 2002                           $3,500      $245        $9,124              $374         $ 13,243
                                              ==========  =========  ============   =================   ============

--------------------------------------------------------------------------------

                      FIRST COMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars In Thousands)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                          2002            2001
                                                                                      --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $         398   $        265
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                    30             18
    Depreciation and amortization                                                               128            110
    Net amortization (accretion) of securities premium (discount)                                51             (6)
    Net realized gain on sale of securities                                                       -            (77)
    Deferred income taxes                                                                         7              -
    Earnings on life insurance                                                                  (50)           (38)
    Increase in other assets                                                                    (89)           (62)
    Decrease in other liabilities                                                              (223)           (84)
                                                                                      --------------  -------------
         Net cash provided by operating activities                                              252            126

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
     Maturities, calls and principal repayments                                                 808            730
     Purchases                                                                                 (404)        (1,946)
Securities available for sale:
     Maturities, calls and principal repayments                                               4,336          4,859
     Purchases                                                                               (3,731)        (8,037)
     Proceeds from sales                                                                          -            685
Net increase in loans receivable                                                             (4,528)           103
Proceeds from sales of foreclosed real estate                                                     -              4
Purchases of premises and equipment                                                            (180)           (84)
                                                                                      --------------  -------------
         Net cash used in investing activities                                               (3,699)        (3,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits                                        2,330           (525)
Net increase in time deposits                                                                 3,309          5,338
Net decrease in short-term borrowings                                                        (3,193)          (449)
Proceeds from long-term debt                                                                      -          2,000
Dividends paid                                                                                  (96)           (87)
                                                                                      --------------  -------------
         Net cash provided by financing activities                                            2,350          6,277
                                                                                      --------------  -------------
Net increase (decrease) in cash and cash equivalents                                         (1,097)         2,717

Cash and due from banks:
Beginning of year                                                                             7,996          9,124

                                                                                      --------------  -------------
End of period                                                                         $       6,899   $     11,841
                                                                                      ==============  =============
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest                                                            $         533   $        743
                                                                                      ==============  =============
Cash payments for taxes                                                               $          34   $          -
                                                                                      ==============  =============

--------------------------------------------------------------------------------

                      FIRST COMMUNITY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 2002

Note A - Basis of Presentation

The consolidated financial statements include the accounts of First Community Financial Corporation (the "Corporation") and its wholly-owned subsidiary, The First National Bank of Mifflintown (the "Bank"). All material inter-company transactions have been eliminated. First Community Financial Corporation was organized on November 13, 1984 and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-QSB and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2001, included in the Registration Statement on Form 10-SB of First Community Financial Corporation filed with the Securities and Exchange Commission April 17, 2002, as amended.

Note B - Accounting Policies

The accounting policies of the Corporation as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Registration Statement on Form 10-SB of First Community Financial Corporation filed April 17, 2002, as amended.

Note C - Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                        2002        2001
                                                                      --------------------
                                                                     (Dollars In Thousands)

     Unrealized holding gains (losses) arising during the period       ($118)       $194
     Reclassification adjustment (net of tax)                              -       ($ 77)
                                                                       -----------------
     Change in accumulated other comprehensive income                  ($118)       $117
                                                                       =================

Note D - Earnings Per Share

Earnings Per Share for the quarters ended March 31, 2002 and 2001 was calculated as follows:

                                                       2002           2001
                                                  ---------------------------
                                                     (Dollars In Thousands,
                                                     Except Per Share Data)

     Net Income                                       $  398          $  265
     Weighted Avg. Shares Outstanding                    700             700
                                                        ----            ----

     Earnings Per Share                               $ 0.57          $ 0.38
                                                  ===========================

Note E - New Accounting Standards

Financial Accounting Standard Board ("FASB") Statement No. 142 "Goodwill and Other Intangible Assets," prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Corporation in January 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 would be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible. At March 31, 2002, the Corporation had intangible assets with a net book value of $ 184,000, which will continue to be amortized under the new rules pursuant to the requirements of Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Amortization expense related to these assets was $ 7,000 for each of the quarters ended March 31, 2002 and 2001.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Corporation on January 1, 2003 and is not expected to have a significant impact on the Corporation's financial condition or results of operations.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for historical information, this report may be deemed to contain "forward-looking" statements regarding the Corporation. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in the Corporation's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Corporation's operating results include, but are not limited to, (i) the effects of changing economic conditions in the Corporation's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Corporation's operations, (v) funding costs, and (iv) other external developments which could materially affect the Corporation's business and operations.

Critical Accounting Policies

Note 1 to the consolidated financial statements of First Community Financial Corporation for the year ended December 31, 2001 (included in Part F/S of the First Community Financial Corporation Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on April 17, 2002, as amended) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Corporation and its results of operations.

Financial Condition

Total assets of the Corporation increased $2,354,000 or 1.3% during the first quarter of 2002. Loans increased $4,491,000 or 3.9% from December 31, 2001, which was partially offset by a decline in investments of $1,238,000 and a decline in cash and cash equivalents of $1,097,000. The increase in loans was primarily in residential mortgages.

Total deposits increased by $5,639,000 since year-end 2001. The increases were in both non-interest bearing accounts, which were up by $52,000 or 0.3%, and interest bearing accounts, which were up by $5,587,000 or 4.0%. Short term borrowings declined by $3,193,000 during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation's expansion and business development, part of which includes the branch in Shermans Dale, Pennsylvania that opened in February 2002.

Results of Operations

Net income for the first quarter 2002 was $398,000 or $.57 per share compared to $265,000 or $.38 per share for the first quarter 2001. This reflects a 50.2% increase in net income for the first quarter of this year compared to last year. Annualized return on average equity was 11.96% for the first three months of 2002 and 8.84% for the same period in 2001. Annualized return on average assets was 0.89% for the first three months of 2002 and 0.69% for the same period in 2001.

Net interest income for the first quarter 2002 increased by $344,000 or 30.7% compared to the first quarter 2001. This increase is a result of increased volume of interest earning assets and an improved net interest margin. For the first quarter 2002, the net interest margin on a fully tax equivalent (FTE) basis was 3.82% compared to 3.41% for the same period in 2001. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the increase in the net interest margin was the decline in cost of funds of 1.21% from 5.06% to 3.85%. The decline was primarily in deposits and was a result of the Federal Reserve decreasing rates several times during 2001 with no changes made during the first quarter of 2002. The yield on interest earning assets was 7.37% during the first three months of 2002 compared to 8.08% a year ago. While the margin has improved for the first quarter, the Corporation anticipates it will again start to compress as the year progresses.

The Corporation recorded a $30,000 provision for loan losses for the first quarter 2002, as compared to a provision of $18,000 for the first quarter 2001. As a percentage of loans, the allowance for loan losses was 0.86% at March 31, 2002, compared to 0.90% at year-end 2001 and 0.97% at March 31, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower's financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation's loan portfolio.

Excluding the $77,000 securities gain in the first quarter of 2001, non-interest income in the first quarter of 2002 increased by $20,000 or 7.9% compared to the same period in 2001. Service charges on deposit accounts as well as income from fiduciary activities did not change by material amounts, while earnings from bank-owned life insurance increased $12,000 and loan commissions increased $11,000.

Total non-interest expense increased in the first quarter of 2002 by $105,000 compared to the first quarter 2001. Salaries and employee benefits, increased by $21,000 or 3.4% compared to the first quarter 2001. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, and increases in medical insurance. Increases in salary and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, increases were noted in other expenses, which were up by $62,000; professional fees increased $4,000; deferred compensation increased $6,000; ATM expenses increased $13,000; and advertising and promotion increased $12,000. Increases in operating expenses were anticipated with the addition of the

Shermans Dale Branch in February 2002. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $105,000 for the first quarter 2002 compared to $68,000 for first quarter 2001. Income tax expense as a percentage of income before income taxes was 20.9% for the first quarter 2002 compared to 20.4% for the first quarter 2001. The decrease in the Corporation' effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation's ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation's sources of liquidity is $131,991,000 in core deposits at March 31, 2002. Other sources of liquidity at March 31, 2002 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $2,524,000, (2) securities maturing in one year or less, which totaled $1,983,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation's liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $13,243,000 as of March 31, 2002, representing a $184,000 increase from December 31, 2001. The growth in capital was a result of net earnings retention of $302,000, partially offset with a decrease in other comprehensive income of $118,000.

At March 31, 2002, the Corporation had a leverage ratio of 6.86%, a Tier I capital to risk-based assets ratio of 12.69% and a total capital to risk-based assets ratio of 13.99%. The Bank's ratios did not differ materially from those of the Corporation. These ratios indicate the Corporation and the Bank each exceed the federal regulatory minimum requirements to be "well capitalized".

Future Outlook

During the second quarter of 2002, the Corporation filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission to register its common stock with the Commission. The Corporation anticipates such registration will be effective as of June 17, 2002.

Item 3.  Quantitative and Qualitative Disclosure about Market

There are no material changes in the Corporation's interest rate risk exposure since December 31, 2001. Please refer to the Registration Statement on Form 10-SB of First Community Financial Corporation, filed with the Securities and Exchange Commission April 17, 2002, as amended.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit  Title

3.1 Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation's December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2 Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange
         Commission on April 17, 2002.)

10.1 Lease Agreement - Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2 Lease Agreement - East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3 Lease Agreement - Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4 Salary Continuation Agreement dated August 19,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5 Salary Continuation Agreement dated September 22,1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6 Salary Continuation Agreement dated August 28,1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7 Salary Continuation Agreement dated September 18,1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8 Salary Continuation Agreement dated April 10,2000 between Marcie A. Barber and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (5) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9 Salary Continuation Agreement dated November 5,2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10 Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11 Director Deferred Fee Agreement dated September 29,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12 Director Deferred Fee Agreement dated September 29,1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13 Director Deferred Fee Agreement dated September 30,1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14 Director Deferred Fee Agreement dated April 9,2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15 Director Deferred Fee Agreement dated April 9,2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16 Director Deferred Fee Agreement dated April 9,2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17 Director Revenue Neutral Retirement Agreement dated September 29,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18 Director Revenue Neutral Retirement Agreement dated September 30,1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19 Director Revenue Neutral Retirement Agreement dated September 29,1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20 Director Revenue Neutral Retirement Agreement dated September 29,1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21 Director Revenue Neutral Retirement Agreement dated September 29,1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22 Director Revenue Neutral Retirement Agreement dated September 30,1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23 Director Revenue Neutral Retirement Agreement dated September 29,1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c)
                  (20) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24 Director Revenue Neutral Retirement Agreement dated September 29,1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25 Director Revenue Neutral Retirement Agreement dated September 29,1997 between Richard Weible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26 Director Revenue Neutral Retirement Agreement dated March 31,1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.27 Director Revenue Neutral Retirement Agreement dated March 24,1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

(b) Reports on Form 8-K
         There were no reports filed on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST COMMUNITY FINANCIAL CORPORATION
                                           -------------------------------------
                                                      (Registrant)


Date: June 14, 2002                             BY: /s/ James R. McLaughlin
      -------------                                 ----------------------------
                                                        James R. McLaughlin
                                                        President and
                                                        Chief Executive Officer


Date: June 14, 2002                             BY: /s/ Richard R. Leitzel
      -------------                                 ----------------------------
                                                        Richard R. Leitzel
                                                        Vice President and
                                                        Chief Financial Officer