Form 10QSB
period 2002-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2002-08-13
CIK 763293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       JUNE 30, 2002 or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                      _________________to__________________


Commission file number:  000-49736

                      FIRST COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             PENNSYLVANIA                                 23-2321079
-----------------------------------------      ---------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

TWO NORTH MAIN STREET, MIFFLINTOWN, PENNSYLVANIA                17059
------------------------------------------------              ---------
  (Address of principal executive offices)                    (Zip Code)

                                 (717) 436-2144
              ----------------------------------------------------
                (Issuer's telephone number, including area code)


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PROCEEDING FIVE YEARS

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share
                                        ----------------------------------------
700,000 shares outstanding as of July 31, 2002
----------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
--------------------------------------------------------------------------------
                      FIRST COMMUNITY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars In Thousands, Except Per Share Data)

                                                                             (Unaudited)
                                                                            June 30, 2002                 December 31, 2001
                                                                         ---------------------------------------------------
ASSETS
Cash & Due from Banks                                                              $    4,815                 $       7,268
Interest Bearing Deposits with Banks                                                      692                           694
Federal Funds Sold                                                                      1,954                            34
                                                                         ---------------------    --------------------------
Cash & Cash Equivalents                                                                 7,461                         7,996
Investment Securities Held to Maturity (fair value of $15,898 and
$16,316)                                                                               15,603                        16,350
Investment Securities Available for Sale                                               28,281                        30,793
Loans - Net of Unearned Income                                                        123,163                       115,835
Less: Allowance for Loan Losses                                                         1,061                         1,038
                                                                         ---------------------    --------------------------
Net Loans                                                                             122,102                       114,797
Premises and Equipment                                                                  6,604                         6,620
Other Assets                                                                            6,474                         5,935
                                                                         ---------------------    --------------------------

TOTAL ASSETS                                                                       $  186,525                 $     182,491
                                                                         =====================    ==========================

LIABILITIES
Deposits
      Non-Interest Bearing                                                         $   14,719                 $      15,469
      Interest Bearing                                                                147,183                       138,553
                                                                         ---------------------    --------------------------
Total Deposits                                                                        161,902                       154,022
Short-Term Borrowings                                                                   1,778                         6,082
Long-Term Borrowings                                                                    8,000                         8,200
Other Liabilities                                                                       1,060                         1,128
                                                                         ---------------------    --------------------------

TOTAL LIABILITIES                                                                     172,740                       169,432
                                                                         ---------------------    --------------------------

STOCKHOLDERS' EQUITY
Preferred stock, without par value;
     10,000,000 shares authorized;
     no shares issued or outstanding                                                        -                             -
Common stock, $ 5 par value;
     10,000,000 shares authorized;
     700,000 shares issued & outstanding                                                3,500                         3,500
Surplus                                                                                   245                           245
Retained Earnings                                                                       9,478                         8,822
Accumulated Other Comprehensive Income                                                    562                           492
                                                                         ---------------------    --------------------------
Total Stockholders' Equity                                                             13,785                        13,059
                                                                         ---------------------    --------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $  186,525                 $     182,491
                                                                         =====================    ==========================

--------------------------------------------------------------------------------
                      FIRST COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                  2002            2001             2002               2001
                                              -------------   -------------    --------------    ----------------
INTEREST INCOME
Interest & Fees on Loans                            $2,347          $2,217            $4,653              $4,381
Interest on Taxable Securities                         412             418               836                 830
Interest on Tax-Exempt Securities                      168             157               337                 264
Other Interest & Dividends                              36             104                53                 160
                                              -------------   -------------    --------------    ----------------
TOTAL INTEREST INCOME                                2,963           2,896             5,879               5,635
                                              -------------   -------------    --------------    ----------------

INTEREST EXPENSE
Interest on Deposits                                 1,284           1,546             2,599               3,014
Interest on Short Term Borrowings                        5              21                21                  63
Interest on Long Term Borrowings                       121             128               240                 235
                                              -------------   -------------    --------------    ----------------
TOTAL INTEREST EXPENSE                               1,410           1,695             2,860               3,312
                                              -------------   -------------    --------------    ----------------

NET INTEREST INCOME                                  1,553           1,201             3,019               2,323
Provision for Loan Losses                               30              18                60                  36
                                              -------------   -------------    --------------    ----------------
NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                   1,523           1,183             2,959               2,287

NON-INTEREST INCOME
Service Charges                                         91              87               177                 172
Fiduciary Income                                        36              36                72                  72
Realized Gain on Sale of Securities                      -               -                 -                  77
Earnings on Life Insurance                              57              45               117                  89
Other Income                                           100             108               191                 196
                                              -------------   -------------    --------------    ----------------
TOTAL OTHER INCOME                                     284             276               557                 606
                                              -------------   -------------    --------------    ----------------

NON-INTEREST EXPENSES
Salaries & Benefits                                    611             554             1,249               1,171
Occupancy Expense                                      109              78               204                 159
Furniture & Equipment Expense                          117             112               221                 227
Professional Fees                                       51              11                78                  27
Pennsylvania Bank Shares Tax                            26               8                58                  32
Other Non-Interest Expenses                            323             333               633                 581
                                              -------------   -------------    --------------    ----------------
TOTAL NON-INTEREST EXPENSES                          1,237           1,096             2,443               2,197
                                              -------------   -------------    --------------    ----------------

Income Before Income Taxes                             570             363             1,073                 696
Applicable Income Taxes                                123              63               228                 131
                                              -------------   -------------    --------------    ----------------
NET INCOME                                          $  447          $  300            $  845              $  565
                                              =============   =============    ==============    ================

Basic and Diluted Earnings Per Share                $ 0.64          $ 0.43            $ 1.21              $ 0.81
                                              =============   =============    ==============    ================
Dividends Per Share                                 $0.135          $0.125            $ 0.27              $ 0.25
                                              =============   =============    ==============    ================

--------------------------------------------------------------------------------
                      FIRST COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                                    Accumulated
                                                                                      Other
                                      Common                        Retained      Comprehensive
                                       Stock         Surplus        Earnings          Income         Total
                                       -----         -------        --------          ------         -----
                                      ------         -------        --------      -------------     --------
Balance December 31, 2000             $3,500         $   245          $7,878               $307     $ 11,930
Comprehensive income:
Net Income                                                               565                             565
Net change in unrealized gains
    on securities available for
    sale, net of taxes ($73)                                                                141          141
                                                                                                    --------
Total comprehensive income                                                                               706

Cash dividends, $.25 per share                                          (175)                           (175)
                                      ------         -------        --------      -------------     --------

Balance June 30, 2001                 $3,500         $   245          $8,268               $448     $ 12,461
                                      ======         =======         =======      =============     ========



                      FIRST COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                                    Accumulated
                                                                                      Other
                                      Common                        Retained      Comprehensive
                                       Stock         Surplus        Earnings          Income         Total
                                       -----         -------        --------          ------         -----
                                      ------         -------        --------      -------------     --------
Balance December 31, 2001             $3,500         $   245          $8,822               $492     $ 13,059
Comprehensive income:
Net Income                                                               845                             845
Net change in unrealized gains
    on securities available for
    sale, net of taxes ($34)                                                                 70           70
                                                                                                    --------
Total comprehensive income                                                                               915

Cash dividends, $.27 per share                                          (189)                           (189)
                                      ------         -------        --------      -------------     --------

Balance June 30, 2002                 $3,500         $   245          $9,478               $562     $ 13,785
                                      ======         =======         =======      =============     ========

--------------------------------------------------------------------------------
                      FIRST COMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars In Thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          2002            2001
                                                                       -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    845              565
Adjustments to reconcile net income to net cash provided by
Operating activities:
    Provision for loan losses                                                  60               36
    Depreciation and amortization                                             250              220
    Net amortization (accretion) of securities premium (discount)             103               (3)
    Net realized gain on sale of securities                                     -              (77)
    Earnings on life insurance                                               (117)             (89)
    Increase in other assets                                                 (428)            (183)
    Decrease in other liabilities                                            (108)             (36)
    Other, net                                                                 21               13
                                                                       -----------    -------------
         Net cash provided by operating activities                            626              446

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
     Maturities, calls and principal repayments                             1,314            2,800
     Purchases                                                               (579)          (6,467)
Securities available for sale:
     Maturities, calls and principal repayments                             6,655            7,713
     Purchases                                                             (4,130)         (11,053)
     Proceeds from sales                                                        -              685
Net increase in loans receivable                                           (7,374)          (6,232)
Proceeds from sales of foreclosed real estate                                   -                4
Purchases of premises and equipment                                          (234)            (111)
                                                                       -----------    -------------
         Net cash used in investing activities                             (4,348)         (12,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and
savings deposits                                                            2,403            1,724
Net increase in time deposits                                               5,477            9,169
Net decrease in short-term borrowings                                      (4,304)          (1,547)
Proceeds from long-term borrowings                                              -            2,000
Repayment of long-term borrowings                                            (200)          (1,000)
Dividends paid                                                               (189)            (175)
                                                                       -----------    -------------
         Net cash provided by financing activities                          3,187           10,171

Net increase (decrease) in cash and cash equivalents                         (535)          (2,044)

Cash and due from banks:
Beginning of year                                                           7,996            9,124
                                                                       ===========    =============
End of period                                                               7,461          $ 7,080
                                                                       ===========    =============

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest                                                $ 2,916          $ 3,391
                                                                       ===========    =============
Cash payments for taxes                                                   $   214          $   134
                                                                       ===========    =============

--------------------------------------------------------------------------------
                      FIRST COMMUNITY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

June 30, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-QSB and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2001, included in the Registration Statement on Form 10-SB of First Community Financial Corporation filed with the Securities and Exchange Commission on April 17, 2002, as amended.

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

Note C - Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

                                                                    Three Months Ended       Six Months Ended
                                                                         June 30,                 June 30,
                                                                     2002       2001          2002       2001
                                                                 ------------------------------------------------
                                                                      (In Thousands)           (In Thousands)
Unrealized holding gains (losses) arising during the period       $     282  $       39   $      104  $      291
Reclassification adjustment (net of tax)                                  -           -            -         (77)
                                                                        282          39          104         214

Tax effect                                                              (94)        (15)         (34)        (73)
                                                                 -----------------------  -----------------------

Net change in unrealized gains during the period                  $     188  $       24   $       70  $      141
                                                                 =======================  =======================

Note D - Earnings Per Share

Earnings Per Share for the quarters ended March 31, 2002 and 2001 was calculated as follows:

                                                                    Three Months Ended       Six Months Ended
                                                                         June 30,                 June 30,
                                                                     2002       2001          2002       2001
                                                                 ----------------------- ------------------------
                                                                      (In Thousands)           (In Thousands)
Net Income                                                        $     447  $      300   $      845  $      565
Weighted Avg. Shares Outstanding                                        700         700          700         700
                                                                 -----------------------  -----------------------

Earnings Per Share                                                $    0.64  $     0.43   $     1.21  $     0.81
                                                                 =======================  =======================

Note E - New Accounting Standards

Financial Accounting Standard Board ("FASB") Statement No. 142 "Goodwill and Other Intangible Assets," prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Corporation in January 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 would be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible. At June 30, 2002, the Corporation had intangible assets with a net book value of $177,000, which will continue to be amortized under the new rules pursuant to the requirements of Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Amortization expense related to these assets was $14,000 and $14,000 for the six months ended June 30, 2002 and 2001, respectively.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Corporation on January 1, 2003 and is not expected to have any impact on the Corporation's financial condition or results of operations.

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

Financial Condition

Total assets of the Corporation increased $4,034,000 or 2.2% during the first six months of 2002. Loans increased $7,305,000 or 6.4% since December 31, 2001, which was partially offset by a decline in investments of $3,259,000 and a decline in cash and cash equivalents of $535,000. The increase in loans was primarily in residential and commercial mortgages.

Total deposits increased by $7,880,000 since year-end 2001. Short term borrowings declined by $4,304,000 during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation's expansion and business development. The February 2002 opening of the branch in Shermans Dale, Pennsylvania also contributed to the increase in deposits.

Results of Operations

Net income for the six month period ending June 30, 2002 was $845,000 or $1.21 per share compared to $565,000 or $0.81 per share for the same period in 2001. This reflects a 49.6% increase in net income for the first six months of this year compared to last year. Annualized return on average equity was 12.59% for the first six months of 2002 and 9.26% for the same period in 2001. Annualized return on average assets was 0.93% for the first six months of 2002 and 0.71% for the same period in 2001.

Net income for the quarter ending June 30, 2002 was $447,000 or $0.64 per share compared to $300,000 or $0.43 per share for the same period in 2001. Annualized return on average equity was 13.21% for the second quarter 2002 and 9.66% for the same period in 2001. Annualized return on average assets for the second quarter 2002 was 0.96% compared to 0.73% during the second quarter 2001.

Net interest income for the first six months of 2002 increased by $696,000 or 30.0% compared to the same period in 2001. This increase is a result of increased volume of interest earning assets and an improved net interest margin. For the first six months of 2002, the net interest margin on a fully tax equivalent (FTE) basis was 3.86% compared to 3.44% for the same period in 2001. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the increase in the net interest margin was the decline in cost of funds of 1.17% from 4.61% to 3.44%. This decline was primarily in deposits and was a result of the Federal Reserve decreasing rates several times during 2001. The yield on interest earning assets was 7.30% during the first six months of 2002 compared to 8.05% a year ago. While the margin has improved for the first six months, the Corporation anticipates it will again start to compress as the year progresses.

Net interest income for the quarter ending June 30, 2002 increased by $352,000 compared to the same period last year. Net interest margin for the quarter was 3.90% compared to 3.47% during the same period in 2001. The decrease in the cost of funds from 4.55% to 3.33% more than offset the decrease in the yield on earning assets from 8.02% to 7.23%.

The Corporation recorded a $60,000 provision for loan losses for the first six months of 2002, as compared to a provision of $36,000 for the first six months of 2001. The provision for the second quarter 2002 was $30,000 compared to $18,000 during the same period in 2001. As a percentage of loans, the allowance for loan losses was 0.86% at June 30, 2002, compared to 0.90% at year-end 2001 and 0.93% at June 30, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower's financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation's loan portfolio.

Excluding the $77,000 securities gain in the first six months of 2001, non-interest income in the first six months of 2002 increased by $28,000 or 5.29% compared to the same period in 2001. Service charges on deposit accounts as well as income from fiduciary activities did not change by material amounts, while earnings from bank-owned life insurance increased $28,000.

Non-interest income for the quarter ending June 30, 2002 was $284,000 compared to $276,000 for the same time period in 2001.

Total non-interest expense increased in the first six months of 2002 by $246,000 compared to the first six months of 2001. Salaries and employee benefits, increased by $78,000 or 6.7% compared to the same period in 2001. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, and increases in medical insurance. Increases in salary and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, occupancy expense increased $45,000, professional fees increased $51,000 and other non-interest expense increased $52,000. The increase in other non-interest expense was primarily related to increases in directors' deferred compensation, ATM expenses and advertising and promotion.

During the quarter ending June 30, 2002, total non-interest expense increased $141,000 compared to the second quarter of 2001. Salaries and employee benefits increased by $57,000, occupancy expense increased by $31,000, and professional fees increased $40,000 during the second quarter as compared to the same period in 2001. The costs involved with the Corporation's registration with the Securities and Exchange Commission were the primary reason for the increase in professional fees for the quarter and the six month period ending June 30, 2002.

A portion of the increases in operating expenses noted in both the six months and the quarter ended June 30, 2002 were related to the addition of the Shermans Dale Branch in February 2002. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $228,000 for the six month time period ending June 30, 2002 compared to $131,000 for the same time period in 2001. Income tax expense as a percentage of income before income taxes was 21.2% for the period compared to 18.8% for 2001. Income tax expense for the quarter ending June 30, 2002 was $123,000, an effective rate of 21.6%, compared to $63,000, an effective rate of 17.4%, during the same period in 2001. The reason for the increase in the effective tax rate for the periods in 2002 compared to 2001 is due primarily to the tax exempt income representing a smaller portion of income before taxes in 2002 compared to 2001.

The decrease in the Corporation' effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation's ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation's sources of liquidity is $133,552,000 in core deposits at June 30, 2002. Other sources of liquidity at June 30, 2002 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $2,646,000, (2) securities maturing in one year or less, which totaled $1,207,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation's liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $13,785,000 as of June 30, 2002, representing a $726,000 increase from December 31, 2001. The growth in capital was primarily a result of net earnings retention of $656,000, and an increase in accumulated other comprehensive income of $70,000.

At June 30, 2002, the Corporation had a leverage ratio of 7.06%, a Tier I capital to risk-based assets ratio of 12.82% and a total capital to risk-based assets ratio of 14.11%. The Bank's ratios did not differ materially from those of the Corporation. These ratios indicate the Corporation and the Bank exceed the federal regulatory minimum requirements to be "well capitalized ".

During the second quarter of 2002, the Corporation filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission to register its common stock with the Commission. This registration became effective June 17, 2002.

Item 3. Quantitative and Qualitative Disclosure about Market

There are no material changes in the Corporation's interest rate risk exposure since December 31, 2001. Please refer to the Registration Statement on Form 10-SB of First Community Financial Corporation, filed with the Securities and Exchange Commission on April 17, 2002, as amended.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual shareholders' meeting on April 9, 2002 the following directors were elected as Class B Directors of the Corporation for a term of three years expiring in 2005, as follows:

                                  For              Against              Abstain
                                  ---              -------              -------

Joseph E. Barnes, Sr.           572,334                500                 0
Nancy E. Bratton                571,527              1,307                 0
Samuel F. Metz                  520,517             52,317                 0
Charles C. Saner                572,334                500                 0

The following directors are continuing as Class C Directors of the Corporation for three-year terms expiring in 2003:

         Samuel G. Kint
         Clair E. McMillen
         Roger Shallenberger
         Lowell M. Shearer

The following directors are continuing as Class A Directors of the Corporation for three-year terms expiring in 2004:

        John P. Henry

        James R. McLaughlin

        John A. Tetwiler

        Frank L. Wright

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit    Title
-------    -----

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

99.1 Certification Of Chief Executive Officer of First Community Financial Corporation Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Surbanes-Oxley Act of 2002


(b) Form 8-K
         There were no reports filed on Form 8-K during the quarter ending June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST COMMUNITY FINANCIAL CORPORATION
                                        -------------------------------------
                                                    (Registrant)


Date: August 9, 2002                                BY: /s/  James R. McLaughlin
      --------------                                   -------------------------
                                                    James R. McLaughlin
                                                    President and
                                                    Chief Executive Officer

Date: August 9, 2002                                BY: /s/ Richard R. Leitzel
      --------------                                   -----------------------
                                                    Richard R. Leitzel
                                                    Vice President and
                                                    Chief Financial Officer