Form 10QSB
period 2002-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2002-11-13
CIK 763293

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 2002 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                   _________________to__________________

Commission file number:  000-49736

                      FIRST COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         PENNSYLVANIA                                    23-2321079
--------------------------------            ------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                          Identification No.)

TWO NORTH MAIN STREET, MIFFLINTOWN, PENNSYLVANIA           17059
-------------------------------------------                  -------
 (Address of principal executive offices)                (Zip Code)

                              (717) 436-2144
                  --------------------------------------
              (Issuer's telephone number, including area code)

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PROCEEDING FIVE YEARS

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share
                                        ---------------------------------------
700,000 shares outstanding as of October 31, 2002
-------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

Part I - Financial Information
Item 1. Financial Statements
--------------------------------------------------------------------------------
                   FIRST COMMUNITY FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
               (Dollars In Thousands, Except Per Share Data)

                                                                       (unaudited)
                                                                 September 30, 2002      December 31, 2001
ASSETS
Cash & Due from Banks                                                  $      5,903           $      7,268
Interest Bearing Deposits with Banks                                          2,678                    694
Federal Funds Sold                                                            2,338                     34
                                                                 -------------------    -------------------
Cash & Cash Equivalents                                                      10,919                  7,996
Investment Securities                                                        53,726                 47,143
      (fair value of $ 54,366 and $ 47,108)
Loans - Net of Unearned Income                                              126,020                115,835
Allowance for Loan Losses                                                     1,081                  1,038
                                                                 -------------------    -------------------
Net Loans                                                                   124,939                114,797
Premises and Equipment                                                        6,545                  6,620
Other Assets                                                                  6,717                  5,935
                                                                 -------------------    -------------------

TOTAL ASSETS                                                          $     202,846          $     182,491
                                                                 ===================    ===================

LIABILITIES

Deposits
      Non-Interest Bearing                                            $      15,627          $      15,469
      Interest Bearing                                                      159,873                138,553
                                                                 -------------------    -------------------
Total Deposits                                                              175,500                154,022
Short-Term Borrowings                                                         3,707                  6,082
Long-Term Borrowings                                                          8,000                  8,200
Other Liabilities                                                             1,340                  1,128
                                                                 -------------------    -------------------

TOTAL LIABILITIES                                                           188,547                169,432
                                                                 -------------------    -------------------

STOCKHOLDERS EQUITY

Preferred stock, without par value;
     10,000,000 shares authorized;
     no shares issued or outstanding
                                                                                  -                      -
Common stock, $ 5 par value;
     10,000,000 shares authorized;
     700,000 shares issued & outstanding                                      3,500                  3,500
Surplus                                                                         245                    245
Retained Earnings                                                             9,824                  8,822
Accumulated Other Comprehensive Income                                          730                    492
                                                                 -------------------    -------------------
Total Stockholders' Equity                                                   14,299                 13,059
                                                                 -------------------    -------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $     202,846          $     182,491
                                                                 ===================    ===================

--------------------------------------------------------------------------------
                     FIRST COMMUNITY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                  (Dollars In Thousands, Except Per Share Data)

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                             September 30,
                                                      2002                2001                   2002               2001
INTEREST INCOME
Interest & Fees on Loans                             $    2,374          $    2,271              $   7,027          $   6,652
Interest on Taxable Securities                              393                 454                  1,229              1,284
Interest on Non-Taxable Securities                          169                 172                    506                436
Other Interest & Dividends                                   45                  19                     98                179
                                                ----------------    ----------------        ---------------    ---------------
TOTAL INTEREST INCOME                                     2,981               2,916                  8,860              8,551
                                                ----------------    ----------------        ---------------    ---------------

INTEREST EXPENSE
Interest on Deposits                                      1,325               1,562                  3,924              4,576
Interest on Short Term Borrowings                            10                  26                     31                 89
Interest on Long Term Borrowings                            121                 121                    361                356
                                                ----------------    ----------------        ---------------    ---------------
TOTAL INTEREST EXPENSE                                    1,456               1,709                  4,316              5,021
                                                ----------------    ----------------        ---------------    ---------------
NET INTEREST INCOME                                       1,525               1,207                  4,544              3,530
Provision for Loan Losses                                    30                  21                     90                 57
                                                ----------------    ----------------        ---------------    ---------------
NET INTEREST INCOME AFTER
LOAN LOSS PROVISION                                       1,495               1,186                  4,454              3,473

NON-INTEREST INCOME
Service Charges                                             109                 103                    286                275
Fiduciary Income                                             36                  36                    108                108
Realized Gain on Sale of Securities                           -                   -                      -                 77
Earnings on Life Insurance                                   56                  47                    173                136
Other Income                                                104                  96                    295                292
                                                ----------------    ----------------        ---------------    ---------------
TOTAL OTHER INCOME                                          305                 282                    862                888
                                                ----------------    ----------------        ---------------    ---------------

NON-INTEREST EXPENSES
Salaries & Benefits                                         659                 514                  1,908              1,685
Occupancy Expense                                           108                  78                    312                237
Furniture & Equipment Expense                                92                 113                    313                340
Professional Fees                                            27                  29                    105                 56
Pennsylvania Bank Shares Tax                                 26                  49                     84                 81
Other Non-Interest Expense                                  319                 262                    952                843
                                                ----------------    ----------------        ---------------    ---------------
TOTAL NON-INTEREST EXPENSES                               1,231               1,045                  3,674              3,242
                                                ----------------    ----------------        ---------------    ---------------

Income Before Income Taxes                                  569                 423                  1,642              1,119
Applicable income taxes                                     119                  78                    347                209
                                                ----------------    ----------------        ---------------    ---------------

NET INCOME                                           $      450          $      345              $   1,295          $     910
                                                ================    ================        ===============    ===============

Basic and Diluted Earnings Per Share                 $     0.64          $     0.49              $    1.85          $    1.30
                                                ================    ================        ===============    ===============
Dividends Per Share                                  $     0.15          $     0.13              $    0.42          $    0.38
                                                ================    ================        ===============    ===============

--------------------------------------------------------------------------------
                    FIRST COMMUNITY FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 2001
                                 (Unaudited)
                 (Dollars In Thousands, Except Per Share Data)

                                                                                            Accumulated Other
                                                  Common                      Retained         Comprehensive
                                                   Stock        Surplus       Earnings            Income               Total
                                              --------------  -----------  --------------  ---------------------  ------------
Balance December 31, 2000                           $ 3,500        $ 245         $ 7,878                  $ 307      $ 11,930
Comprehensive income:
Net Income                                                                           910                                  910
Net change in unrealized gains
    on securities available for
    sale, net of taxes ($215)                                                                               357           357
                                                                                                                  ------------
Total comprehensive income                                                                                              1,267

Cash dividends, $.38 per share                                                     (266)                                (266)
                                              --------------  -----------  --------------  ---------------------  ------------
Balance September 30, 2001                          $ 3,500        $ 245         $ 8,522                  $ 664      $ 12,931
                                              ==============  ===========  ==============  =====================  ============

                    FIRST COMMUNITY FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 2002
                                  (Unaudited)
                 (Dollars In Thousands, Except Per Share Data)

                                                                                             Accumulated
                                                                                                Other
                                                    Common                    Retained      Comprehensive
                                                     Stock      Surplus       Earnings          Income          Total
                                                  ----------  -----------  --------------  ----------------  ------------

Balance December 31, 2001                           $ 3,500        $ 245         $ 8,822             $ 492      $ 13,059
Comprehensive income:
Net Income                                                                         1,295
                                                                                                                   1,295
Net change in unrealized gains
    on securities available for
    sale, net of taxes ($122)                                                                          238           238
                                                                                                             ------------
Total comprehensive income                                                                                         1,533
Cash dividends, $.42 per share                                                     (293)                            (293)
                                                  ----------  -----------  --------------  ----------------  ------------
Balance September 30, 2002                          $ 3,500        $ 245         $ 9,824             $ 730      $ 14,299
                                                  ==========  ===========  ==============  ================  ============

--------------------------------------------------------------------------------
                     FIRST COMMUNITY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars In Thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       2002             2001
                                                                   ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $    1,295         $     910
Adjustments to reconcile net income to net cash provided by
Operating activities:
    Provision for loan losses                                               90                57
    Depreciation and amortization                                          373               351
    Net amortization of securities premium                                 170                 5
    Net realized gain on sale of securities                                  -              (77)
    Earnings on life insurance                                           (173)             (136)
    Increase in other assets                                             (662)             (282)
    Decrease in other liabilities                                           84               (6)
    Other, net                                                              28                19
                                                                   ------------     -------------
         Net cash provided by operating activities                       1,205               841

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
     Maturities, calls and principal repayments                          1,887             3,655
     Purchases                                                         (1,808)           (6,467)
Securities available for sale:
     Maturities, calls and principal repayments                          9,490             9,912
     Purchases                                                        (15,962)          (21,338)
     Proceeds from sales                                                     -               685
Net increase in loans receivable                                      (10,270)          (12,650)
Proceeds from sales of foreclosed real estate                               69                16
Purchases of premises and equipment                                      (298)             (331)
                                                                   ------------     -------------
         Net cash used in investing activities                        (16,892)          (26,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and
savings deposits                                                         4,251             3,268
Net increase in time deposits                                           17,227            18,410
Net decrease in short-term borrowings                                  (2,375)               524
Proceeds from long-term borrowings                                           -             2,000
Repayment of long-term borrowings                                        (200)           (1,000)
Dividends paid                                                           (293)             (266)
                                                                   ------------     -------------
         Net cash provided by financing activities                      18,610            22,936

Net increase (decrease) in cash and cash equivalents                     2,923           (2,741)

Cash and due from banks:
Beginning of year                                                        7,996             9,124
                                                                   ------------     -------------
End of period                                                           10,919         $   6,383
                                                                   ============     =============

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest                                          $    4,884         $   5,102
                                                                   ============     =============
Cash payments for taxes                                             $      376         $     214
                                                                   ============     =============

--------------------------------------------------------------------------------

                      FIRST COMMUNITY FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-QSB and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note C - Comprehensive Income
The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                  2002          2001        2002         2001
                                                               ------------------------  ------------------------
                                                                    (In Thousands)            (In Thousands)

Unrealized holding gains arising during the period                $256          $358        $360         $649
Reclassification adjustment                                          -             -           -         (77)
                                                               ------------------------  ------------------------
                                                                   256           358         360          572
Tax effect                                                        (88)         (142)       (122)        (215)
                                                               ------------------------  ------------------------
Net change in unrealized gains during the period                  $168          $216        $238         $357
                                                               ========================  ========================

Note D - Earnings Per Share
The Corporation has a simple capital structure. Earnings Per Share for the quarters ended September 30, 2002 and 2001 was calculated as follows:

                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                  2002          2001        2002         2001
                                                               ------------------------  ------------------------
                                                                    (In Thousands)            (In Thousands)

Net Income                                                        $450          $345       $1,295        $910
Weighted Avg. Shares Outstanding                                   700           700          700         700
                                                               ------------------------  ------------------------

Earnings Per Share                                               $0.64         $0.49        $1.85       $1.30
                                                               ========================  ========================

Note E - New Accounting Standards
In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Corporation on January 1, 2003 and is not expected to have any impact on the Corporation's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13". This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-lease back transactions. This statement became effective May 15, 2002 and did not have any impact on the Corporation's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have any impact on the Corporation's financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. Additionally, Statement No. 147 will require restatement of the financial statements to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the effective date of Statement No. 142, "Goodwill and Other Intangible Assets". The transition provisions were effective on October 1, 2002 and did not have a significant impact on the Corporation's financial condition or results of operations. At September 30, 2002, the Corporation had intangible assets with a net book value of $ 170,000, which will continue to be amortized rules pursuant to the requirements of Statement No. 72. Amortization expense related to these assets was $21,000 and $21,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

Financial Condition
Total assets of the Corporation increased $20,355,000 or 11.2% during the first nine months of 2002. Since December 31, 2001 loans increased $10,185,000 or 8.8%, investment securities increased $6,583,000 or 14.0%, and cash and cash equivalents increased $2,923,000 or 36.5%. The increase in loans was primarily in residential and commercial mortgages.

The increase in assets was funded by deposits, which increased by $21,478,000 since year-end 2001. Short term borrowings declined by $2,375,000 during the same time period. The current economic environment contributed to the growth in deposits, along with the Corporation's expansion and business development. The February 2002 opening of the branch in Shermans Dale, Pennsylvania also contributed to the increase in deposits.

Results of Operations
Net income for the nine month period ending September 30, 2002 was $1,295,000 or $1.85 per share compared to $910,000 or $1.30 per share for the same period in 2001. This reflects a 42.3% increase in net income for the first nine months of this year compared to last year. Annualized return on average equity was 12.62% for the first nine months of 2002 and 9.78% for the same period in 2001. Annualized return on average assets was 0.92% for the first nine months of 2002 and 0.74% for the same period in 2001.

Net income for the quarter ending September 30, 2002 was $450,000 or $0.64 per share compared to $345,000 or $0.49 per share for the same period in 2001. Annualized return on average equity was 12.79% for the third quarter 2002 and 10.84% for the same period in 2001. Annualized return on average assets for the third quarter 2002 was 0.92% compared to 0.81% during the third quarter 2001.

Net interest income for the first nine months of 2002 increased by $1,014,000 or 28.7% compared to the same period in 2001. This increase is a result of increased volume of interest earning assets and an improved net interest margin. For the first nine months of 2002, the net interest margin on a fully tax equivalent (FTE) basis was 3.77% compared to 3.39% for the same period in 2001. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the increase in the net interest margin was the decline in cost of funds of 1.14% from 4.51% to 3.37%. This decline was primarily in deposits and was a result of the Federal Reserve decreasing rates several times during 2001. The yield on interest earning assets was 7.14% during the first nine months of 2002 compared to 7.90% a year ago. As anticipated, margin compression began in the third quarter of 2002 and we expect that compression to continue in the near term.

Net interest income for the quarter ending September 30, 2002 increased by $318,000 compared to the same period last year. Net interest margin for the quarter was 3.65% compared to 3.34% during the same period in 2001. The decrease in the cost of funds from 4.39% to 3.26% more than offset the decrease in the yield on earning assets from 7.73% to 6.91%.

The Corporation recorded a $90,000 provision for loan losses for the first nine months of 2002, as compared to a provision of $57,000 for the first nine months of 2001. The provision for the third quarter 2002 was $30,000 compared to $21,000 during the same period in 2001. As a percentage of loans, the allowance for loan losses was 0.86% at September 30, 2002, compared to 0.90% at year-end 2001 and 0.90% at September 30, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower's financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation's loan portfolio.

Excluding the $77,000 securities gain in the first nine months of 2001, non-interest income in the first nine months of 2002 increased by $51,000 or 6.3% compared to the same period in 2001. Service charges on deposit accounts as well as income from fiduciary activities did not change by material amounts, while earnings from bank-owned life insurance increased $37,000.

Non-interest income for the quarter ending September 30, 2002 was $305,000 compared to $282,000 for the same time period in 2001.

Total non-interest expense increased in the first nine months of 2002 by $432,000 compared to the first nine months of 2001. Salaries and employee benefits, increased by $223,000 or 13.2% compared to the same period in 2001. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, increases in medical insurance, and the decrease in costs deferred in accordance with Statement of Financial Accounting Standards No. 91. Increases in salary and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, occupancy expense increased $75,000, professional fees increased $49,000 and other non-interest expense increased $109,000. The increase in other non-interest expense was primarily related to increases in directors' deferred compensation, ATM expenses and advertising and promotion.

During the quarter ending September 30, 2002, total non-interest expense increased $186,000 compared to the third quarter of 2001. Salaries and employee benefits increased by $145,000 and occupancy expense increased by $30,000 during the third quarter as compared to the same period in 2001.

A portion of the increases in operating expenses noted in both the nine months and the quarter ended September 30, 2002 were related to the addition of the Shermans Dale Branch in February 2002. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $347,000 for the nine month time period ending September 30, 2002 compared to $209,000 for the same time period in 2001. Income tax expense as a percentage of income before income taxes was 21.1% for the period compared to 18.7% for 2001. Income tax expense for the quarter ending September 30, 2002 was $119,000, an effective rate of 20.9%, compared to $78,000, an effective rate of 18.4%, during the same period in 2001. The reason for the increase in the effective tax rate for the periods in 2002 compared to 2001 is due primarily to the tax exempt income representing a smaller portion of income before taxes in 2002 compared to 2001.

The decrease in the Corporation's effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity
Liquidity represents the Corporation's ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation's sources of liquidity is $138,900,000 in core deposits at September 30, 2002. Other sources of liquidity at September 30, 2002 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $5,016,000, (2) securities maturing in one year or less, which totaled $985,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation's liquidity is sufficient to meet its anticipated needs.

Capital Resources
Total stockholders' equity was $14,299,000 as of September 30, 2002, representing a $1,240,000 increase from December 31, 2001. The growth in capital was primarily a result of net earnings retention of $1,002,000, and an increase in accumulated other comprehensive income of $238,000.

At September 30, 2002, the Corporation had a leverage ratio of 7.05%, a Tier I capital to risk-based assets ratio of 12.58% and a total capital to risk-based assets ratio of 13.59%. The Bank's ratios did not differ materially from those of the Corporation. These ratios indicate the Corporation and the Bank exceed the federal regulatory minimum requirements to be "well capitalized ".

Quantitative and Qualitative Disclosure about Market
There are no material changes in the Corporation's interest rate risk exposure since December 31, 2001. Please refer to the Registration Statement on Form 10-SB of First Community Financial Corporation, filed with the Securities and Exchange Commission on April 17, 2002, as amended.

Item 3. Controls and Procedures
We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

99.1 Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer of First Community Financial Corporation

                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K
         There were no reports filed on Form 8-K during the quarter ending September 30, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST COMMUNITY FINANCIAL CORPORATION
                         -------------------------------------
                                               (Registrant)

Date: November 12, 2002                              BY: /s/ James R.McLaughlin
      ---------------------                             ------------------------
                                                     James R. McLaughlin
                                                     President and
                                                     Chief Executive Officer

Date: November 12, 2002                              BY: /s/ Richard R. Leitzel
      -----------------                                 -----------------------
                                                     Richard R. Leitzel
                                                     Vice President and
                                                     Chief Financial Officer

                                CERTIFICATIONS

I, James R. McLaughlin, President & CEO of First Community Financial Corporation, certify, that:

      1. I have reviewed this quarterly report on Form 10-QSB of First Community Financial Corporation.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                By: /s/ James R. McLaughlin
      -----------------                    -------------------------
                                           James R. McLaughlin, President & CEO

I, Richard R. Leitzel, Chief Financial Officer of First Community Financial Corporation, certify, that:

      1. I have reviewed this quarterly report on Form 10-QSB of First Community Financial Corporation.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002          By: /s/ Richard R. Leitzel
      -----------------              -----------------------
                                     Richard R. Leitzel, Chief Financial Officer