Form 10QSB
period 2003-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2003-05-14
CIK 763293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ to ___________________

Commission file number: 000-49736

FIRST COMMUNITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-2321079 (I.R.S. Employer Identification No.)

TWO NORTH MAIN STREET, MIFFLINTOWN, PENNSYLVANIA (Address of principal executive offices)	17059 (Zip Code)

(717) 436-2144
(Issuer’s telephone number, including area code)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PROCEEDING FIVE YEARS

Check whether registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 700,000 shares outstanding as of May 10, 2003

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands Except Per Share Data)

	March 31, 2003	December 31, 2002

	(unaudited)

ASSETS
Cash & Due from Banks	$5,972	$5,888
Interest Bearing Deposits with Banks	1,311	1,638
Federal Funds Sold	2,110	176

Cash & Cash Equivalents	9,393	7,702
Securities available for sale	38,789	39,979
Securities held to maturity, fair value 2003 $15,362; 2002 $ 15,831	15,051	15,443
Loans - Net of allowance for loan losses 2003 $ 1,131; 2002 $ 1,111	129,207	125,626
Premises and Equipment	6,380	6,417
Restricted investment in bank stocks	1,205	1,016
Investment in life insurance	4,080	4,035
Other Assets	1,550	1,552

TOTAL ASSETS	$205,655	$201,770

LIABILITIES
Deposits
Non-Interest Bearing	$17,238	$16,429
Interest Bearing	161,131	157,697

Total Deposits	178,369	174,126
Short-Term Borrowings	3,004	3,610
Long-Term Borrowings	8,000	8,000
Other Liabilities	1,238	1,341

TOTAL LIABILITIES	190,611	187,077

STOCKHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ 5 par value; 10,000,000 shares authorized; 700,000 shares issued & outstanding	3,500	3,500
Surplus	245	245
Retained Earnings	10,575	10,207
Accumulated Other Comprehensive Income	724	741

Total Stockholders Equity	15,044	14,693

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$205,655	$201,770

PART I – FINANCIAL INFORMATION, CONTINUED
Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,

	2003	2002

INTEREST INCOME
Interest & Fees on Loans	$2,325	$2,306
Interest on Taxable Securities	446	424
Interest on Tax-Exempt Securities	161	169
Other Interest & Dividends	26	17

TOTAL INTEREST INCOME	2,958	2,916

INTEREST EXPENSE
Interest on Deposits	1,179	1,315
Interest on Short Term Borrowings	7	16
Interest on Long Term Borrowings	118	119

TOTAL INTEREST EXPENSE	1,304	1,450

NET INTEREST INCOME	1,654	1,466
Provision for Loan Losses	30	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,624	1,436
NON-INTEREST INCOME
Service Charges on Deposits	112	86
Fiduciary Activities	45	36
Earnings on Investment in Life Insurance	52	57
ATM Card Fees	39	32
Realized Gains on Sales of Securities	2	—
Other Income	48	62

TOTAL OTHER INCOME	298	273

NON-INTEREST EXPENSES
Employee Compensation & Benefits	681	638
Net Occupancy & Equipment	229	199
ATM Expense	46	36
Professional & Regulatory Fees	26	27
Director & Advisory Boards Compensation	55	52
Supplies & Postage	56	47
Other Non-Interest Expense	208	207

TOTAL NON-INTEREST EXPENSES	1,301	1,206

Income Before Income Taxes	621	503
Applicable income taxes	144	105

NET INCOME	$477	$398

Basic Earnings Per Share	$0.68	$0.57

PART I – FINANCIAL INFORMATION, CONTINUED
Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2002
(Unaudited)
(Dollars In Thousands Except per Share Data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance December 31, 2001	$3,500	$245	$8,822	$492	$13,059
Comprehensive income:
Net Income			398		398
Net change in unrealized gains (losses) on securities available for sale, net of taxes ($60)				(118)	(118)

Total comprehensive income					280
Cash dividends, $.135 per share			(96)		(96)

Balance March 31, 2002	$3,500	$245	$9,124	$374	$13,243

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003
(Unaudited)
(Dollars In Thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance December 31, 2002	$3,500	$245	$10,207	$741	$14,693
Comprehensive income:
Net Income			477		477
Net change in unrealized gains (losses) on securities available for sale, net of taxes ($8)				(17)	(17)

Total comprehensive income					460
Cash dividends, $.155 per share			(109)		(109)

Balance March 31, 2003	$3,500	$245	$10,575	$724	$15,044

PART I – FINANCIAL INFORMATION, CONTINUED
Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars In Thousands)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$477	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	30
Depreciation and amortization	143	128
Net amortization of securities premium	75	51
Net realized gain on sale of securities	2	—
Deferred income taxes	—	7
Earnings on life insurance	(52)	(57)
Increase in other assets	(237)	(89)
Decrease in other liabilities	(95)	(216)

Net cash provided by operating activities	343	252
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	1,782	808
Purchases	(1,399)	(404)
Securities available for sale:
Maturities, calls and principal repayments	3,887	4,336
Purchases	(3,036)	(3,731)
Proceeds from sales	246	—
Net increase in loans receivable	(3,611)	(4,528)
Proceeds from sales of foreclosed real estate	50	—
Purchases of premises and equipment	(99)	(180)

Net cash used in investing activities	(2,180)	(3,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	2,606	2,330
Net increase in time deposits	1,637	3,309
Net decrease in securities sold under agreements to repurchase	(606)	(3,193)
Dividends paid	(109)	(96)

Net cash provided by financing activities	3,528	2,350

Net increase in cash and cash equivalents	1,691	1,097
Cash and due from banks:
Beginning of year	7,702	7,996

End of period	$9,393	$6,899

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$1,325	$1,492

Cash payments for income taxes	$35	$34

PART I – FINANCIAL INFORMATION, CONTINUED
Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

March 31, 2003

Note A – Basis of Presentation

The consolidated financial statements include the accounts of First Community Financial Corporation (the “Corporation”) and its wholly-owned subsidiary, The First National Bank of Mifflintown (the “Bank”). All material inter-company transactions have been eliminated. First Community Financial Corporation was organized on November 13, 1984 and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-QSB and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2002, included in the Corporation’s Form 10-KSB filed with the Securities and Exchange Commission March 10, 2003.

Note B – Accounting Policies

The accounting policies of the Corporation as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Corporation’s Form 10-KSB.

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized losses on securities available for sale. The components of the change in unrealized losses are as follows:

	Three Months Ended March 31,

	2003	2002

	(Dollars In Thousands)
Unrealized holding gains (losses) arising during the period	($ 16)	($118)
Reclassification of gain realized in net income (net of tax)	(1)	—

Change in accumulated other comprehensive income	($ 17)	($118)

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 700,000 in 2002 and 2001.

Note E – New Accounting Standards

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Corporation’s financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”. This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Corporation’s financial condition or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.” In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Corporation's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Corporation had $277,000 of standby letters of credit as of March 31, 2003. The Corporation uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for historical information, this report may be deemed to contain “forward-looking” statements regarding the Corporation. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Corporation’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Corporation’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Corporation’s operations, (v) funding costs, and (iv) other external developments which could materially affect the Corporation’s business and operations.

Critical Accounting Policies

The consolidated financial statements include the Corporation and its wholly-owned subsidiary, The First National Bank of Mifflintown (the Bank). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the financial statements). The Corporation believes that of its significant accounting policies, the allowance for loan losses may involve a higher degree of judgement and complexity.

The allowance for loan losses is established through a charge to the provision for loan losses. In determining the balance in the allowance for loan losses, consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. The use of different estimates for assumptions could produce different provisions for loan losses. Additional information is provided in the discussion below about the Provision for Loan Losses.

Financial Condition

Total assets of the Corporation increased $3,885,000 or 1.9% during the first quarter of 2003. Loans increased $3,581,000 or 2.9% and Cash & Cash Equivalents increased by $1,691,000 from December 31, 2002, which was partially offset by a decline in investments of $1,582,000. The increase in loans was primarily in residential mortgages.

Total deposits increased by $4,243,000 since year-end 2002 through the end of the first quarter 2003. The increases were in both non-interest bearing accounts, which were up by $809,000 or 4.9%, and interest bearing accounts, which were up by $3,434,000 or 2.2%. The growth in interest bearing deposits was primarily composed of time deposits. Short term borrowings declined by $606,000 during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation’s expansion and business development, part of which includes the branch in Shermans Dale, Pennsylvania that opened in February 2002.

Results of Operations

Net income for the first quarter 2003 was $477,000 or $.68 per share compared to $398,000 or $.57 per share for the first quarter 2002. This reflects a 19.8% increase in net income for the first quarter of this year compared to last year. Annualized return on average equity was 12.95% for the first three months of

2003 and 11.96% for the same period in 2002. Annualized return on average assets was 0.96% for the first three months of 2003 and 0.89% for the same period in 2002.

Net interest income for the first quarter 2003 increased by $188,000 or 12.8% compared to the first quarter 2002. This increase is a result of increased volume of interest earning assets and a stable net interest margin. For the first quarter 2003, the net interest margin on a fully tax equivalent (FTE) basis was 3.81% compared to 3.82% for the same period in 2002. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The yield on interest earning assets was 6.65% during the first three months of 2003 compared to 7.37% a year ago. This decrease in yield was, for the most part, offset by a decrease in the cost of funds from 3.85% in 2002 to 3.10% in 2003.

The Corporation recorded a $30,000 provision for loan losses for the first quarter 2003, the same as the provision of $30,000 for the first quarter 2002. As a percentage of loans, the allowance for loan losses was 0.87% at March 31, 2003, compared to 0.88% at year-end 2002 and 0.86% at March 31, 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Excluding $2,000 of securities gains in the first quarter of 2003, non-interest income in the first quarter of 2003 increased by $23,000 or 8.4% compared to the same period in 2002. Service charges on deposit accounts increased $26,000, income from fiduciary activities increased $9,000 and ATM fees increased $7,000 in the first quarter of 2003 compared to the same time period in 2002. These increases reflect the continued growth and activity in the Corporation's deposit balances. Loan commissions decreased $23,000 due to decreased participation by borrowers in credit related insurance products.

Total non-interest expense increased in the first quarter of 2003 by $95,000 compared to the first quarter 2002. Employee compensation and benefits, increased by $43,000 or 6.7% compared to the first quarter 2002. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, and increases in medical insurance. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, increases were noted in other expenses, net occupancy and equipment expenses were up by $30,000, ATM expenses were up by $10,000, and supplies and postage were up by $9,000. Increases in operating expenses were anticipated with the addition of the Shermans Dale Branch in February 2002. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $144,000 for the first quarter 2003 compared to $105,000 for first quarter 2002. Income tax expense as a percentage of income before income taxes was 23.2% for the first quarter 2003 compared to 20.9% for the first quarter 2002. The increase in the Corporation’s effective tax rate is a result of a higher percentage of pre-tax income being derived from taxable sources.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $178,369,000 in deposits at March 31, 2003, which increased $4,243,000 over total deposits of $174,126,000 at year-end 2002. Other sources of liquidity at March 31, 2003 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $3,421,000, (2) securities maturing in one year or less, which totaled $1,104,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents the Corporation’s on and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2002:

	Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years	Total

Time Deposits	$69,383	$24,428	$27,256	$—	$121,067
Long Term Debt	—	—	—	8,000	8,000
Operating Leases	28	50	50	49	177

Total	$69,411	$24,478	$27,306	$8,049	$129,244

These amounts have not changed materially since December 31, 2002.

In addition, the Corporation in the conduct of business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contracts. Management is not aware of any other commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of the Corporation. The Corporation is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Capital Resources

Total stockholders’ equity was $15,044,000 as of March 31, 2003, representing a $351,000 increase from December 31, 2002. The growth in capital was primarily a result of net earnings retention of $368,000, partially offset with decreased accumulated other comprehensive income by $17,000.

At March 31, 2003, the Corporation had a leverage ratio of 7.01%, a Tier I capital to risk-based assets ratio of 12.90% and a total capital to risk-based assets ratio of 14.17%. These ratios indicate the Corporation exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Bank’s ratios are not materially different than those of the Corporation.

Quantitative and Qualitative Disclosure about Market

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2002. Please refer to the Annual Report on Form 10-KSB of First Community Financial Corporation, filed with the Securities and Exchange Commission March 10, 2003.

Item 3. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15a-14(c) under the Security Exchange Act of 1934) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic

Securities and Exchange Commission filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Title

3.1

Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2

Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.1

Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2

Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3

Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the

Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5

Salary Continuation Agreement dated September 22, 1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6

Salary Continuation Agreement dated August 28, 1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7

Salary Continuation Agreement dated September 18, 1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8

Salary Continuation Agreement dated April 10, 2000 between Marcie A. Barber and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (5) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9

Salary Continuation Agreement dated November 5, 2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10

Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11

Director Deferred Fee Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12

Director Deferred Fee Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13

Director Deferred Fee Agreement dated September 30, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9, 2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the

Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15

Director Deferred Fee Agreement dated April 9, 2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16

Director Deferred Fee Agreement dated April 9, 2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17

Director Revenue Neutral Retirement Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18

Director Revenue Neutral Retirement Agreement dated September 30, 1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19

Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20

Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21

Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22

Director Revenue Neutral Retirement Agreement dated September 30, 1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23

Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit

6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25

Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Richard Weible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26

Director Revenue Neutral Retirement Agreement dated March 31, 1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.27

Director Revenue Neutral Retirement Agreement dated March 24, 1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

99.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION (Registrant)
Date: May 14, 2003	By:	/s/ JAMES R. MCLAUGHLIN

James R. McLaughlin President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ RICHARD R. LEITZEL

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(1)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(2)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(3)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(1)

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(2)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ JAMES R. MCLAUGHLIN

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(1)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(2)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(3)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(1)

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(2)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ RICHARD R. LEITZEL

Richard R. Leitzel, Chief Financial Officer