Form 10QSB
period 2003-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2003-08-13
CIK 763293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to __________

Commission file number: 000-49736

FIRST COMMUNITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-2321079 (I.R.S. Employer Identification No.)

TWO NORTH MAIN STREET, MIFFLINTOWN, PENNSYLVANIA (Address of principal executive offices)	17059 (Zip Code)

(717) 436-2144
(Issuer’s telephone number, including area code)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PROCEEDING FIVE YEARS

Check whether registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 700,000 shares outstanding as of July 31, 2003

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Per Share Data)

	(unaudited) June 30, 2003	December 31, 2002

ASSETS
Cash & Due from Banks	$6,156	$5,888
Interest Bearing Deposits with Banks	5,915	1,638
Federal Funds Sold	3,477	176

Cash & Cash Equivalents	15,548	7,702
Securities available for sale	34,557	39,979
Securities held to maturity, fair value 2003 $17,621; 2002 $ 15,831	17,140	15,443
Loans - Net of allowance for loan losses 2003 $ 1,157; 2002 $ 1,111	131,490	125,626
Premises and Equipment	6,300	6,417
Restricted investment in bank stocks	1,212	1,016
Investment in life insurance	4,124	4,035
Other Assets	1,691	1,552

TOTAL ASSETS	$212,062	$201,770

LIABILITIES
Deposits
Non-Interest Bearing	$18,403	$16,429
Interest Bearing	166,994	157,697

Total Deposits	185,397	174,126
Short-Term Borrowings	1,796	3,610
Long-Term Borrowings	8,000	8,000
Other Liabilities	1,337	1,341

TOTAL LIABILITIES	196,530	187,077

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5 par value; 10,000,000 shares authorized; 700,000 shares issued & outstanding	3,500	3,500
Capital in Excess of Par Value	245	245
Retained Earnings	11,114	10,207
Accumulated Other Comprehensive Income	673	741

TOTAL SHAREHOLDERS’ EQUITY	15,532	14,693

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$212,062	$201,770

PART I – FINANCIAL INFORMATION, CONTINUED
Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest & Fees on Loans	$2,413	$2,347	$4,738	$4,653
Interest on Taxable Securities	363	412	809	836
Interest on Tax-Exempt Securities	175	168	336	337
Other Interest & Dividends	17	36	43	53

TOTAL INTEREST INCOME	2,968	2,963	5,926	5,879

INTEREST EXPENSE
Interest on Deposits	1,181	1,284	2,360	2,599
Interest on Short Term Borrowings	5	5	12	21
Interest on Long Term Borrowings	119	121	237	240

TOTAL INTEREST EXPENSE	1,305	1,410	2,609	2,860

NET INTEREST INCOME	1,663	1,553	3,317	3,019
Provision for Loan Losses	30	30	60	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,633	1,523	3,257	2,959
NON-INTEREST INCOME
Service Charges on Deposits	111	91	223	177
Fiduciary Activities	45	36	90	72
Earnings on Investment in Life Insurance	53	57	105	117
ATM Card Fees	45	44	84	76
Realized Gains on Sales of Securities	121	—	123	—
Realized Gain on Sale of Foreclosed Real Estate	124	—	124	—
Other Income	63	56	111	115

TOTAL OTHER INCOME	562	284	860	557

NON-INTEREST EXPENSES
Employee Compensation & Benefits	649	611	1,330	1,249
Net Occupancy & Equipment	237	226	466	425
ATM Expense	47	37	93	73
Professional & Regulatory Fees	55	51	81	78
Director & Advisory Boards Compensation	48	57	103	109
Supplies & Postage	56	51	112	98
Other Non-Interest Expenses	229	204	437	411

TOTAL NON-INTEREST EXPENSES	1,321	1,237	2,622	2,443

Income Before Income Taxes	874	570	1,495	1,073
Applicable Income Taxes	227	123	371	228

NET INCOME	$647	$447	$1,124	$845

Basic Earnings Per Share	$0.92	$0.64	$1.61	$1.21

Dividends Per Share	$0.155	$0.135	$0.31	$0.27

PART I – FINANCIAL INFORMATION, CONTINUED
Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2002
(Unaudited)
(In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance December 31, 2001	$3,500	$245	$8,822	$492	$13,059
Comprehensive income:
Net Income			845		845
Net change in unrealized gains on securities available for sale, net of taxes $34				70	70

Total comprehensive income					915
Cash dividends, $.27 per share			(189)		(189)

Balance June 30, 2002	$3,500	$245	$9,478	$562	$13,785

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003
(Unaudited)
(In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance December 31, 2002	$3,500	$245	$10,207	$741	$14,693
Comprehensive income:
Net Income			1,124		1,124
Net change in unrealized gains on securities available for sale, net of taxes $33				(68)	(68)

Total comprehensive income					1,056
Cash dividends, $.31 per share			(217)		(217)

Balance June 30, 2003	$3,500	$245	$11,114	$673	$15,532

PART I – FINANCIAL INFORMATION, CONTINUED
Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars In Thousands)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,124	$845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	60
Depreciation and amortization	276	250
Net amortization of securities premium	194	103
Net realized gain on sale of foreclosed real estate	(124)	—
Net realized gain on sale of securities	(123)	—
Earnings on life insurance	(105)	(117)
Increase in other assets	(542)	(428)
Increase (decrease) in other liabilities	46	(87)

Net cash provided by operating activities	806	626
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	2,761	1,314
Purchases	(4,473)	(579)
Securities available for sale:
Maturities, calls and principal repayments	9,582	6,655
Purchases	(8,144)	(4,130)
Proceeds from sales	3,826	—
Net increase in loans receivable	(5,924)	(7,374)
Purchases of premises and equipment	(159)	(234)
Proceeds from sale of foreclosed real estate	331	—

Net cash used in investing activities	(2,200)	(4,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	6,597	2,403
Net increase in time deposits	4,674	5,477
Net decrease in short-term borrowings	(1,814)	(4,304)
Repayment of long-term borrowings	—	(200)
Dividends paid	(217)	(189)

Net cash provided by financing activities	9,240	3,187

Net increase (decrease) in cash and cash equivalents	7,846	(535)
Cash and due from banks:
Beginning of year	7,702	7,996

End of period	$15,548	$7,461

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$2,614	$2,916

Cash payments for income taxes	$325	$214

PART I – FINANCIAL INFORMATION, CONTINUED
Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

June 30, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-QSB and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2002, included in the Corporation’s Form 10-KSB filed with the Securities and Exchange Commission on March 10, 2003.

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

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in Thousands)
Unrealized holding gains arising during the period	$44	$282	$22	$104
Reclassification of gains realized in net income	(121)	—	(123)	—

	(77)	282	(101)	104
Deferred income tax effect	26	(94)	33	(34)

Change in accumulated other comprehensive income	($51)	$188	($68)	$70

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 700,000 in 2003 and 2002.

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.  The adoption of this standard did not have any impact on the Company’s financial condition or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.” In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Corporation’s financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Corporation had $126,000 of standby letters of credit as of June 30, 2003. The Corporation uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on the Company’s financial condition or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The consolidated financial statements include the Corporation and its wholly-owned subsidiary, The First National Bank of Mifflintown (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the financial statements). The Corporation believes that of its significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

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

Financial Condition

Total assets of the Corporation increased $10,292,000 or 5.1% during the first six months of 2003. Loans increased $5,864,000 or 4.7% and cash and cash equivalents increased by $7,846,000 or 101.9% since December 31, 2002, which were partially offset by a decline in investments of $3,725,000. The increase in loans was primarily in residential and commercial mortgages. The increase in cash and cash equivalents and the decrease in investments are interrelated. In June 2003 the Corporation sold several mortgage backed securities that were prepaying at a rapid pace. The funds were reinvested in loans and other securities early in the third quarter.

Total deposits increased by $11,271,000 or 6.5% since year-end 2002. Short term borrowings declined by $1,814,000 during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation’s expansion and business development.

Results of Operations

Net income for the six month period ending June 30, 2003 was $1,124,000 or $1.61 per share compared to $845,000 or $1.21 per share for the same period in 2002. This reflects a 33.0% increase in net income for the first six months of this year compared to last year. Annualized return on average equity was 14.96% for the first six months of 2003 and 12.59% for the same period in 2002. Annualized return on average assets was 1.11% for the first six months of 2003 and 0.93% for the same period in 2002.

Income before income taxes increased $422,000 during the first six months of 2003 compared to the same time period in 2002. This increase includes gains on sales of securities of $123,000 and a gain of $124,000 on the sale of foreclosed real estate.

Net income for the quarter ending June 30, 2003 was $647,000 or $0.92 per share compared to $447,000 or $0.64 per share for the same period in 2002. Annualized return on average equity was 16.89% for the second quarter 2003 and 13.21% for the same period in 2002. Annualized return on average assets for the second quarter 2003 was 1.25% compared to 0.96% during the second quarter 2002.

Income before income taxes was $874,000 for the quarter ended June 30, 2003 compared to $570,000 for the same time period in 2002. This increase of $304,000 includes gains on sales of securities of $121,000 and a gain on the sale of foreclosed real estate of $124,000.

Net interest income for the first six months of 2003 increased by $298,000 or 9.9% compared to the same period in 2002. This increase is primarily a result of increased volume of interest earning assets. For the first six months of 2003, the net interest margin on a fully tax equivalent (FTE) basis was 3.75% compared to 3.86% for the same period in 2002. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the decline in the yield on earning assets of 0.76% from 7.30% in 2002 to 6.54% in 2003. This was partially offset by a decrease in the cost of funds of 0.65% from 3.44% to 2.79% during the same time period. The Corporation expects the margin to continue to compress as the year progresses.

Net interest income for the quarter ending June 30, 2003 increased by $110,000 compared to the same period last year. Net interest margin for the quarter was 3.70% compared to 3.90% during the same period in 2002. The decrease in the cost of funds from 3.33% to 2.73% was more than offset by the decrease in the yield on earning assets from 7.23% to 6.43%.

The Corporation recorded a $60,000 provision for loan losses for the first six months of 2003, the same as the provision for the first six months of 2002. The provision for the second quarter 2003 was $30,000, the same as the provision for the second quarter 2002. As a percentage of loans, the allowance for loan losses was 0.87% at June 30, 2003, compared to 0.88% at year-end 2002 and 0.86% at June 30, 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Excluding the $123,000 securities gain and the $124,000 gain on sale of other real estate in the first six months of 2003, non-interest income in the first six months of 2003 increased by $56,000 or 10.1% compared to the same period in 2002. Service charges on deposits increased by $46,000, primarily as a result of an increase in demand deposits, income from fiduciary activities increased by $18,000, and ATM card fees increased by $8,000, while earnings on investment in life insurance decreased $12,000.

Excluding the $121,000 securities gain and the $124,000 gain on sale of other real estate, non-interest income for the quarter ending June 30, 2003 was $317,000 compared to $284,000 for the same period in 2002, primarily as a result of an increase in service charges on deposits.

Total non-interest expense increased in the first six months of 2003 by $179,000 compared to the first six months 2002. Employee compensation and benefits increased by $81,000 or 6.5% compared to the same period in 2002. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, and increases in medical insurance. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, net occupancy and equipment expense increased $41,000 and ATM expense increased $20,000. The increase in net occupancy & equipment was primarily related to the addition of the Shermans Dale Branch in February 2002. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2003, total non-interest expense increased $84,000 compared to the second quarter of 2002. Employee compensation and benefits increased by $38,000 and was the principal reason for the increase in total non-interest expense.

Income tax expense was $371,000 for the six month time period ending June 30, 2003 compared to $228,000 for the same time period in 2002. Income tax expense as a percentage of income before income taxes was 24.8% for the period compared to 21.2% for 2002. Income tax expense for the quarter ending June 30, 2003 was $227,000, an effective rate of 26.0%, compared to $123,000, an effective rate of 21.6%, during the same period in 2002. The reason for the increase in the effective tax rate for the period in 2003 compared to 2002 is due primarily to the tax exempt income representing a smaller portion of income before taxes in 2003 compared to 2002.

The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $185,397,000 in deposits at June 30, 2003, which increased $11,271,000 over total deposits of $174,126,000 at year-end 2002. Other sources of liquidity at June 30, 2003 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $9,392,000, (2) securities maturing in one year or less, which totaled $1,700,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis.       In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $15,532,000 as of June 30, 2003, representing an $839,000 increase from December 31, 2002. The growth in capital was primarily a result of net earnings retention of $907,000, which was partially offset by an other comprehensive loss of $68,000.

At June 30, 2003, the Corporation had a leverage ratio of 7.11%, a Tier I capital to risk-based assets ratio of 12.93% and a total capital to risk-based assets ratio of 13.95%. These ratios indicate the Corporation exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Bank’s ratios are not materially different than those of the Corporation.

Quantitative and Qualitative Disclosure about Market

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2002. Please refer to the Annual Report on Form 10-KSB of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 10, 2003.

Item 3.      Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable

Item 2.     Changes in Securities and Use of Proceeds

Not Applicable

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual shareholders’ meeting on April 8, 2003 the following directors were elected to
Class C for a term of three years as follows:

	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES

Samuel G. Kint	593,922	4,930	– 0 –
Clair E. McMillen	594,480	4,372	– 0 –
Roger Shallenberger	594,480	4,372	– 0 –
Lowell M. Shearer	594,280	4,572	– 0 –

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title

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

31.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-15(e) / 15d-15(e).

31.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-15(e) / 15d-15(e).

32.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
There were no reports filed on Form 8-K during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION

(Registrant)
Date: August 13, 2003	BY:	/s/ JAMES R. MCLAUGHLIN

James R. McLaughlin President and Chief Executive Officer

Date: August 13, 2003	BY:	/s/ RICHARD R. LEITZEL

Richard R. Leitzel Vice President and Chief Financial Officer