Form 10QSB
period 2003-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2003-11-13
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM             to

Commission file number: 000-49736

FIRST COMMUNITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

PENNSYLVANIA	23-2321079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TWO NORTH MAIN STREET, MIFFLINTOWN, PENNSYLVANIA	17059
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 700,000 shares outstanding as of October 31, 2003

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	(unaudited) September 30, 2003	December 31, 2002

ASSETS
Cash & Due from Banks	$4,306	$5,888
Interest Bearing Deposits with Banks	695	1,638
Federal Funds Sold	—	176

Cash & Cash Equivalents	5,001	7,702
Securities available for sale	39,792	39,979
Securities held to maturity, fair value 2003 $19,434; 2002 $ 15,831	19,249	15,443
Loans - Net of allowance for loan losses 2003 $ 1,171; 2002 $ 1,111	137,412	125,626
Premises and Equipment	6,308	6,417
Restricted investment in bank stocks	1,372	1,016
Investment in life insurance	4,167	4,035
Other Assets	1,931	1,552

TOTAL ASSETS	$215,232	$201,770

LIABILITIES
Deposits:
Non-Interest Bearing	$19,735	$16,429
Interest Bearing	166,641	157,697

Total Deposits	186,376	174,126
Short-Term Borrowings	4,041	3,610
Long-Term Borrowings	8,000	8,000
Other Liabilities	1,208	1,341

TOTAL LIABILITIES	199,625	187,077

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5 par value; 10,000,000 shares authorized; 700,000 shares issued & outstanding	3,500	3,500
Capital in Excess of Par Value	245	245
Retained Earnings	11,494	10,207
Accumulated Other Comprehensive Income	368	741

TOTAL SHAREHOLDERS’ EQUITY	15,607	14,693

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$215,232	$201,770

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest & Fees on Loans	$2,437	$2,374	$7,175	$7,027
Interest on Taxable Securities	323	393	1,132	1,229
Interest on Tax-Exempt Securities	169	169	505	506
Other Interest & Dividends	25	45	68	98

TOTAL INTEREST INCOME	2,954	2,981	8,880	8,860

INTEREST EXPENSE
Interest on Deposits	1,151	1,325	3,511	3,924
Interest on Short Term Borrowings	6	10	18	31
Interest on Long Term Borrowings	122	121	359	361

TOTAL INTEREST EXPENSE	1,279	1,456	3,888	4,316

NET INTEREST INCOME	1,675	1,525	4,992	4,544
Provision for Loan Losses	30	30	90	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,645	1,495	4,902	4,454
NON-INTEREST INCOME
Service Charges on Deposits	123	109	346	286
Fiduciary Activities	65	36	155	108
Earnings on Investment in Life Insurance	51	56	156	173
ATM Card Fees	49	47	133	123
Realized Gains on Sales of Securities	—	—	123	—
Realized Gain on Sale of Foreclosed Real Estate	—	—	124	—
Other Income	47	57	158	172

TOTAL NON-INTEREST INCOME	335	305	1,195	862

NON-INTEREST EXPENSES
Employee Compensation & Benefits	664	659	1,994	1,908
Net Occupancy & Equipment	233	200	699	625
ATM Expense	51	44	144	117
Professional & Regulatory Fees	48	27	129	105
Director & Advisory Boards Compensation	50	62	153	171
Supplies & Postage	72	26	184	124
Other Non-Interest Expenses	221	213	658	624

TOTAL NON-INTEREST EXPENSES	1,339	1,231	3,961	3,674

Income Before Income Taxes	641	569	2,136	1,642
Applicable Income Taxes	149	119	520	347

NET INCOME	$492	$450	$1,616	$1,295

Basic Earnings Per Share	$0.70	$0.64	$2.31	$1.85

Dividends Per Share	$0.16	$0.15	$0.47	$0.42

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2002

(Unaudited)

(In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2001	$3,500	$245	$8,822	$492	$13,059
Comprehensive income:
Net Income			1,295		1,295
Net change in unrealized gains on securities available for sale, net of taxes				238	238

Total comprehensive income					1,533

Cash dividends, $.42 per share			(293)		(293)

Balance September 30, 2002	$3,500	$245	$9,824	$730	$14,299

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2003

(Unaudited)

(In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2002	$3,500	$245	$10,207	$741	$14,693
Comprehensive income:
Net Income			1,616		1,616
Net change in unrealized gains on securities available for sale, net of taxes				(373)	(373)

Total comprehensive income					1,243
Cash dividends, $.47 per share			(329)		(329)

Balance September 30, 2003	$3,500	$245	$11,494	$368	$15,607

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,616	$1,295
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	90
Depreciation and amortization	412	373
Net amortization of securities premium	324	170
Net realized gain on sale of foreclosed real estate	(124)	—
Net realized gain on sale of securities	(123)	—
Earnings on life insurance	(156)	(173)
Increase in other assets	(528)	(662)
Increase in other liabilities	52	112

Net cash provided by operating activities	1,563	1,205

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	4,246	1,887
Purchases	(8,106)	(1,808)
Securities available for sale:
Maturities, calls and principal repayments	15,000	9,490
Purchases	(21,055)	(15,962)
Proceeds from sales	5,531	—
Net increase in loans receivable	(11,904)	(10,270)
Net increase in Federal Home Loan Bank stock	(356)	—
Purchases of premises and equipment	(303)	(298)
Proceeds from sale of foreclosed real estate	331	69

Net cash used in investing activities	(16,616)	(16,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	7,575	4,251
Net increase in time deposits	4,675	17,227
Net decrease in short-term borrowings	431	(2,375)
Repayment of long-term borrowings	—	(200)
Dividends paid	(329)	(293)

Net cash provided by financing activities	12,352	18,610

Net increase (decrease) in cash and cash equivalents	(2,701)	2,923

Cash and due from banks:
Beginning of year	7,702	7,996

End of period	$5,001	$10,919

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$3,919	$4,884

Cash payments for income taxes	$575	$376

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-QSB and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Thousands)
Unrealized holding gains (losses) arising during the period	$(463)	$256	$(441)	$360
Reclassification of gains realized in net income	—	—	(123)	—

	(463)	256	(564)	360
Deferred income tax effect	158	(88)	191	(122)

Change in accumulated other comprehensive income	$(305)	$168	$(373)	$238

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

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Corporation had $160,000 of standby letters of credit as of September 30, 2003. The Corporation uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after December 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on the Company’s financial condition or results of operations.

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The allowance for loan losses is established through a charge to the provision for loan losses. In determining the balance in the allowance for loan losses, consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. The use of different estimates or assumptions could produce different provisions for loan losses. Additional information is provided in the discussion below about the Provision for Loan Losses.

Financial Condition

Total assets of the Corporation increased $13,462,000 or 6.7% during the first nine months of 2003. Loans increased $11,786,000 or 9.4% and securities increased by $3,619,000 or 6.5% since December 31, 2002, which were partially offset by a decline in cash and cash equivalents of $2,701,000. The increase in loans was primarily in residential and commercial mortgages.

Total deposits increased by $12,250,000 or 7.0% since year-end 2002. Short-term borrowings increased by $431,000 during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation’s expansion and business development.

Results of Operations

Net income for the nine month period ending September 30, 2003 was $1,616,000 or $2.31 per share compared to $1,295,000 or $1.85 per share for the same period in 2002. This reflects a 24.8% increase in net income for the first nine months of this year compared to last year. Annualized return on average equity was 14.08% for the first nine months of 2003 and 12.62% for the same period in 2002. Annualized return on average assets was 1.04% for the first nine months of 2003 and 0.92% for the same period in 2002.

Income before income taxes increased $494,000 during the first nine months of 2003 compared to the same time period in 2002. This increase includes gains on sales of securities of $123,000 and a gain of $124,000 on the sale of foreclosed real estate.

Net income for the quarter ending September 30, 2003 was $492,000 or $0.70 per share compared to $450,000 or $0.64 per share for the same period in 2002. Annualized return on average equity was 12.41% for the third quarter 2003 and 12.79% for the same period in 2002. Annualized return on average assets for the third quarter 2003 was 0.91% compared to 0.92% during the third quarter 2002.

Income before income taxes was $641,000 for the quarter ended September 30, 2003 compared to $569,000 for the same time period in 2002.

Net interest income for the first nine months of 2003 increased by $448,000 or 9.9% compared to the same period in 2002. This increase is primarily a result of increased volume of interest earning assets. For the first nine months of 2003, the net interest margin on a fully tax equivalent (FTE) basis was 3.69% compared to 3.77% for the same period in 2002. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the decline in the yield on earning assets of 0.75% from 7.14% in 2002 to 6.39% in 2003. This was partially offset by a decrease in the cost of funds of 0.67% from 3.37% to 2.70% during the same time period. The Corporation expects the margin to continue to compress as the year progresses.

Net interest income for the quarter ending September 30, 2003 increased by $150,000 compared to the same period last year. Net interest margin for the quarter was 3.56% compared to 3.65% during the same period in 2002. The decrease in the cost of funds from 3.26% to 2.56% was more than offset by the decrease in the yield on earning assets from 6.91% to 6.12%.

The Corporation recorded a $90,000 provision for loan losses for the first nine months of 2003, the same as the provision for the first nine months of 2002. The provision for the third quarter 2003 was $30,000, the same as the provision for the third quarter of 2002. As a percentage of loans, the allowance for loan losses was 0.84% at September 30, 2003, compared to 0.88% at year-end 2002 and 0.86% at September 30, 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Excluding the $123,000 securities gain and the $124,000 gain on sale of other real estate in the first nine months of 2003, non-interest income in the first nine months of 2003 increased by $86,000 or 10.0% compared to the same period in 2002. Service charges on deposits increased by $60,000, primarily as a result of an increase in demand deposits and an increase in the collection of overdraft fees. Income from fiduciary activities increased by $47,000, primarily from an increase in assets under management, and ATM card fees increased by $10,000, while earnings on investment in life insurance decreased $17,000.

Non-interest income for the quarter ending September 30, 2003 was $335,000 compared to $305,000 for the same time period in 2002.

Total non-interest expense increased in the first nine months of 2003 by $287,000 compared to the first nine months of 2002. Employee compensation and benefits increased by $86,000 or 4.5% compared to the same period in 2002. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, and increases in medical insurance. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, net occupancy and equipment expense increased $74,000 and ATM expense increased $27,000. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2003, total non-interest expense increased $108,000 compared to the third quarter of 2002. Net occupancy and equipment expense increased by $33,000, supplies and postage increased by $46,000, and professional fees increased by $21,000. These were the principal drivers of the increase in total non-interest expense.

Income tax expense was $520,000 for the nine month time period ending September 30, 2003 compared to $347,000 for the same time period in 2002. Income tax expense as a percentage of income before income taxes was 24.3% for the period compared to 21.1% for 2002. Income tax expense for the quarter ending September 30, 2003 was $149,000, an effective rate of 23.2%, compared to $119,000, an effective rate of 20.9%, during the same period in 2002. The reason for the increase in the effective tax rate for the period in 2003 compared to 2002 is due primarily to the tax-exempt income representing a smaller portion of income before taxes in 2003 compared to 2002.

The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $186,376,000 in deposits at September 30, 2003, which increased $12,250,000 over total deposits of $174,126,000 at year-end 2002. Other sources of liquidity at September 30, 2003 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $695,000, (2) securities maturing in one year or less, which totaled $1,115,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $15,607,000 as of September 30, 2003, representing a $914,000 increase from December 31, 2002. The growth in capital was primarily a result of net earnings retention of $1,287,000, which was partially offset by an other comprehensive loss of $373,000. The other comprehensive loss is due to the change in value of the Corporation’s available for sale securities.

At September 30, 2003, the Corporation had a leverage ratio of 7.06%, a Tier I capital to risk-based assets ratio of 12.76% and a total capital to risk-based assets ratio of 13.98%. These ratios indicate the Corporation exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Bank’s ratios are not materially different than those of the Corporation.

Quantitative and Qualitative Disclosure about Market

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2002. Please refer to the Annual Report on Form 10-KSB of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 10, 2003.

Item 3. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003, that materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 22,1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated August 28,1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Salary Continuation Agreement dated September 18,1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Salary Continuation Agreement dated April 10,2000 between Marcie A. Barber and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (5) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Salary Continuation Agreement dated November 5,2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated September 29,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Deferred Fee Agreement dated September 29,1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Deferred Fee Agreement dated September 30,1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9,2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15	Director Deferred Fee Agreement dated April 9,2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16	Director Deferred Fee Agreement dated April 9,2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17	Director Revenue Neutral Retirement Agreement dated September 29,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18	Director Revenue Neutral Retirement Agreement dated September 30,1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22	Director Revenue Neutral Retirement Agreement dated September 30,1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29,1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Richard Weible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26	Director Revenue Neutral Retirement Agreement dated March 31,1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.27	Director Revenue Neutral Retirement Agreement dated March 24,1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

31.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 15, 2003, the Corporation filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 that Samuel F. Metz, Chairman of the Board of the Corporation and its wholly-owed subsidiary, The First National Bank of Mifflintown, announced his retirement as Chairman effective January 13, 2004 and that President and Chief Executive Officer James R. McLaughlin would succeed Mr. Metz as Chairman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2003	BY: /s/ James R. McLaughlin
James R. McLaughlin
President and Chief Executive Officer

Date: November 13, 2003	BY: /s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer