Form 10KSB
period 2003-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2004-03-15
CIK 763293

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49736

FIRST COMMUNITY FINANCIAL CORPORATION

(Name of small business issuer in its charter)

PENNSYLVANIA	23-2321079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

TWO NORTH MAIN STREET,
MIFFLINTOWN, PENNSYLVANIA	17059
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (717) 436-2144

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $5.00 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for its most recent fiscal year: $13,313,000

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2004 was $26,135,376.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common stock, par value $5.00 per share, 700,000 shares outstanding as of February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2003 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement filed with respect to the First Community Financial Corporation 2004 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one)     Yes  ☐    No  ☒

PART I

Item 1.	Description of Business.

First Community Financial Corporation (the “Corporation”) is a one bank holding company incorporated under the laws of the Commonwealth of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended. The Corporation is headquartered in Mifflintown, Pennsylvania and was organized on November 13, 1984 for the purpose of acquiring First National Bank of Mifflintown (the “Bank”) as a wholly-owned national bank subsidiary. The Corporation’s principal activity consists of owning and supervising the Bank, which is engaged in providing banking and banking related services in central Pennsylvania, principally in Juniata and Perry Counties. The day-to-day management of the Bank is conducted by its officers, subject to review by its Board of Directors. Each Director of the Corporation also is a Director of the Bank. The Corporation derives substantially all of its current income from the Bank. The Corporation also has made certain investments in other Pennsylvania banking institutions, the dividends on which also are included in our current income.

First National Bank of Mifflintown.

The Bank became a wholly-owned subsidiary of the Corporation pursuant to a Plan of Reorganization and Merger consummated in April 1985. The Bank was originally chartered as a private bank in 1864 and converted to a national bank in 1889. The Bank conducts business through ten full service banking offices. The main banking office is located in the Borough of Mifflintown, Juniata County, four branch offices are maintained in Juniata County and five branch offices are maintained in Perry County, Pennsylvania.

As of December 31, 2003, the Bank had total assets of $222.5 Million, total shareholders’ equity of $15.9 Million, and total deposits of $187.3 Million.

The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. The Bank provides a wide range of banking services to businesses and individuals, with particular emphasis on serving the needs of the individual consumer. Banking services include secured and unsecured financing, real estate financing, agricultural financing, mortgage lending, and trust and other related services, as well as checking, savings and time deposits, and a wide variety of other financial services to individuals, businesses, municipalities and governmental bodies

The Bank concentrates its lending activities on residential real estate, commercial real estate, commercial loans, agricultural loans and consumer installment loans. A substantial portion of the loan portfolio is secured by commercial and residential real estate, either as primary or secondary collateral. Loan approvals are made in accordance with a policy that includes delegated authorities approved by the Board of Directors. Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan.

As of December 31, 2003, residential real estate loans represented 67.4% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by requiring private mortgage insurance for all residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 19.4%, commercial loans represented 9.1% and agricultural loans represented 0.9% of the total loan portfolio at December 31, 2003. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank controls risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans. Additionally, the Bank generally does not lend above 80% of the collateral value and does not have significant loan concentrations within any one business industry.

As of December 31, 2003, consumer installment loans represented 3.2% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal and corporate trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. For the year ended December 31, 2003, income from the Bank’s fiduciary activities amounted to $226,000 and the Bank had assets worth $49.6 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last three years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $154.9 million as of December 31, 2000 to $222.5 million as of December 31, 2003, funded primarily by an increase in the Bank’s total deposits over this period from $131.7 million to $187.3 million. Additionally, the Bank’s loans increased from $100.0 million to $141.2 million over this same period, while the Corporation’s net income increased from $1.0 million to $2.1 million.

The growth in the Bank’s deposits and loans reflect its efforts to increase its market share in Juniata and Perry Counties and is largely attributable to the maturation of the Bank’s newer branches in East Waterford, Juniata County and Loysville, New Bloomfield and Shermans Dale, Perry County.

Market Area and Competition.

The Bank’s market area lies within Juniata and Perry Counties, Pennsylvania. By all indications, this region has good economic prospects. Juniata and Perry Counties had a combined population of approximately 66,000 in 2000, representing an increase from 1990 of 10.6% for Juniata County and 5.9% for Perry County. The primary industries in the region are agriculture and timber/woodworking. Unemployment rates in 2000 of 7.1% in Juniata County and 3.0% in Perry County reflect a relatively stable workforce. With a stable workforce and growing population, the Corporation believes that the region’s economic prospects are positive.

As of June 30, 2003, four commercial banks (the Bank, Juniata Valley Bank, Omega Bank, N.A. and Mifflinburg Bank & Trust Company) operated offices in Juniata County. Of all financial institutions operating in Juniata County, the Bank ranked second in terms of total deposits at June 30, 2003 with 38.31%. The Juniata Valley Bank ranked first with 43.72% and Omega Bank, N.A. ranked third with 10.78%. With the exception of Mifflinburg Bank & Trust, each of the institutions with which the Bank competes in Juniata County is substantially larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a wider variety of services than does the Bank.

In Perry County, the Bank faces competition from seven banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with approximately 28.79% of deposits at June 30, 2003, and First National Bank of Newport, with approximately 21.28%. The Bank has 9.92% of the deposits in Perry County.

The Bank also competes with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies and retailers.

Supervision and Regulation

As a bank holding company, the Corporation is subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Bank Insurance Fund which is administered by the FDIC. The Bank is therefore subject to regulation by the FDIC but, as a national bank, is primarily regulated and examined by the Office of the Comptroller of the Currency (“OCC”).

The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Federal Reserve Board may also make examinations of the Corporation. The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

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

Source of Strength Doctrine.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

Dividends.

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2003, the Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $3,851,000.

Capital Adequacy.

The federal banking regulators have adopted risk-based capital guidelines for bank holding companies and banks, such as the Corporation and the Bank. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

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

FDICIA.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) was enacted into law in 1991. FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. On December 31, 2003, the Corporation and the Bank each exceeded the minimum capital levels of the well capitalized category.

Other Provisions of FDICIA.

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “large institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at “large institutions” must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution’s primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution’s primary regulator. The regulations define a “large institution” as one with over $500 million in assets, which does not include the Bank. Also, under the rule, an institution’s independent auditor must examine the institution’s internal controls over financial reporting.

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

FDIC Insurance.

As an institution whose deposits are insured by the FDIC, the Bank is also subject to insurance assessments imposed by the FDIC. The FDIC has adopted a risk related premium assessment system for both the Bank Insurance Fund (“BIF”) for banks and the Savings Association Insurance fund (“SAIF”) for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

Under the risk related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized, or undercapitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC’s judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well capitalized group.

The Deposit Insurance Funds Act of 1996 sought to recapitalize the Savings Association Insurance Fund (“SAIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”) and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF accessible deposit base as of March 31, 1995. During 1997, 1998 and 1999, the Bank Insurance Fund (“BIF”) paid $322 million of FICO debt service, and SAIF paid $458 million. Since 1999, BIF and SAIF share the FICO cost equally. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. For the fourth quarter of 2003, the FICO assessment rate for BIF and SAIF was approximately .0038 cents per $100 of deposits. The FICO bonds will mature in 2017-2019, ending the interest payment obligation.

In 2003, the Bank’s FDIC assessment was $28,000.

Community Reinvestment Act.

Under the Community Reinvestment Act of 1977 (“CRA”) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation, consistent with safe and sound operation, to meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes to be best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. A bank holding company cannot elect to be a “financial holding company” with the expanded securities, insurance and other powers that designation entails unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or less, such as the Bank, will be subject to CRA examinations no more frequently than every 5 years if its most recent CRA rating was “outstanding,” or every 4 years if its rating was “satisfactory.” Following a CRA examination as of November 17, 2003, the Bank received a rating of “satisfactory.”

Financial Services Modernization Legislation.

The Gramm-Leach-Bliley Act of 1999 has had and will continue to have a significant impact on all financial institutions, including banks. The impact of the act is two-fold. First, the Act has swept away much of the regulatory structure established in the 1930’s under the Glass-Steagall Act. Accordingly, the Act creates opportunities for banks, other depository institutions, insurance companies, and securities firms to enter into business combinations that permit a single financial services organization to offer customers a complete array of financial products. The result will be increased competition in the market place for banks and other financial institutions, tempered by an enhanced ability to compete in this new market. Banks, insurance companies and securities firms may now affiliate through a “financial holding company” and engage in a broad range of activities authorized by the Federal Reserve Board and the Department of Treasury. The new activities that the Act permits for financial holding companies and their affiliates are those that are financial in nature or incidental to financial activities, including insurance underwriting, investment banking, investment advisory services and securities brokerage services. The Federal Reserve maintains the authority to require that the financial holding company remain well capitalized and well managed.

In addition, national banks are authorized to conduct these activities through “financial subsidiaries,” under the supervision of the Department of Treasury’s Office of the Comptroller of the Currency, except that national bank subsidiaries may not engage in insurance underwriting, merchant banking, insurance company portfolio investment, or real estate investment and development.

Secondly, the Act has altered the regulatory boundaries for all financial services organizations, including the Bank. For example, by repealing an exemption from SEC broker/dealer registration formerly enjoyed by banks for their securities activities, the Act adds a potential layer of SEC regulation to the Bank’s regulatory structure.

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

Other Laws and Regulations

State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. The Bank’s loans are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•	Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

•	Various rules and regulations of various federal agencies charged with the implementation of such federal laws.

Additionally, our operations are subject to additional federal laws and regulations, including, without limitation:

•	Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

•	Title III of the USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

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

As of December 31, 2003, the Bank had a total of 59 full-time and 47 part-time employees.

Item 2.	Description of Property.

The Bank owns its main office located at Two North Main Street in Mifflintown, Pennsylvania and the following branch offices:

Tuscarora Valley Branch

Route 75 & “Old” U.S. Route 22/322

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

The Bank also leases the space occupied by the Shermans Dale Branch, located at the intersection of Pa. Route 850 and Pa. Route 34 in Caroll Township. The initial term of this lease expired February 28, 2003. However, the Bank exercised its option to renew the lease for the first one-year term of five one-year terms ultimately extending through February 28, 2008.

Each of the Bank’s ten banking offices is a full service office, nine of which branch provide drive-through teller and automated teller machine services.

Item 3.	Legal Proceedings.

Neither the Corporation nor the Bank is a party to any material pending legal proceeding other than routine legal proceedings incidental to its business.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Corporation had no matters submitted to a vote of security holders during the fourth quarter of the year-ended December 31, 2003.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Although shares of the Corporation’s common stock are traded from time to time in private transactions, there is no established public trading market for the stock. The Corporation’s common stock is not listed on any stock exchange or automated quotation system and there are no present plans to so list the stock. There can be no assurance that, at any given time, any persons will be interested in acquiring shares of the Corporation’s common stock. Price quotations for the Corporation’s common stock do not appear in any generally recognized investment media.

The following table reports the highest and lowest per share prices at which the Corporation’s common stock has actually traded in private transactions during the periods indicated and of which management has knowledge. To the best of management’s knowledge, such prices do not include any retail mark-up, mark-down or commission. Shares may also have been sold in transactions, the price and terms of which are not known to the Corporation. Therefore, the per share prices at which the Corporation’s stock has previously traded may not necessarily be indicative of the true market value of the shares.

Highest and Lowest Per Share

Prices for Common Stock

in Actual Private Transactions

Known to Corporation

	2003		2002
	High	Low	High	Low
First Quarter	$47.00	46.50	$45.00	43.00
Second Quarter	$47.00	46.00	$47.00	45.00
Third Quarter	$48.00	46.00	$47.00	46.00
Fourth Quarter	$48.00	46.00	$48.00	46.50

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 700,000 shares were outstanding at February 29, 2004. There are no shares of the Corporation’s common stock (i) that are subject to outstanding options, warrants or securities convertible into common stock; (ii) that could be sold pursuant to Rule 144 under the Securities Act or that the Corporation has agreed to register under the Securities Act for sale by security holders; or (iii) that are or have been proposed to be publicly offered by the Corporation. The Corporation has 499 shareholders of record as of February 29, 2004.

The Corporation pays dividends on the outstanding shares of our common stock as determined by the Board of Directors from time to time. It has been the practice of the Board of the Corporation to declare dividends on a quarterly basis after considering the Corporation’s earnings, financial position, cash requirements and such other factors as the Board of Directors may deem relevant. The following table sets forth the cash dividends declared per share of the Corporation’s common stock for the stated periods.

Cash Dividends Declared Per Share
2003 First Quarter	$0.155
Second Quarter	0.155
Third Quarter	0.160
Fourth Quarter	0.160

$0.630

2002 First Quarter	$0.135
Second Quarter	0.135
Third Quarter	0.150
Fourth Quarter	0.150

$0.570

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this report for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

The Corporation has not adopted any compensation plans, including individual compensation arrangements, under which shares of the Corporation’s common stock are authorized for issuance.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial conditions and results of operations, included on pages 9 through 25 of the Annual Report to Shareholders for the year ended December 31, 2003, attached to this Report as Exhibit 13, is incorporated herein by reference.

Item 7.	Financial Statements.

The financial statements included on pages 27 through 50 of the Annual Report to Shareholders for the year ended December 31, 2003 attached to this Report as Exhibit 13, are incorporated herein by reference.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Greenawalt & Company, P.C., of Mechanicsburg, Pennsylvania, were the appointed independent accountants for the Corporation in 2001. Because the Corporation had attained, as of December 31, 2001, more than 500 shareholders of record, the Corporation was required to register its securities with the Securities and Exchange Commission (SEC) and begin filing periodic reports with the SEC according to applicable law and regulation. Greenawalt & Company, P.C. advised the Corporation that it does not practice in the area of SEC reporting, and therefore declined to stand for re-appointment following expiration of its engagement related to auditing the Corporation’s financial statements for the year ending December 31, 2001. At its January 2002 meeting, the Board of Directors approved the appointment of Beard Miller Company LLP, Harrisburg, Pennsylvania, as the Corporation’s independent accountants for 2002.

Greenawalt & Company, P.C.’s report on the Corporation’s financial statements for each of 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the full Board of Directors. There were no disagreements with Greenawalt & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Prior to its engagement of Beard Miller Company LLP, the Corporation did not consult with Beard Miller Company LLP regarding any matter.

Item 8A.	Controls and Procedures.

The Corporation maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings.

There was no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003, that materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required by Item 9 concerning the Corporation’s directors and executive officers is incorporated herein by reference from the sections captioned “Election of Directors,” “Biographical Summaries of Nominees and Directors,” “Executive Officers” and “Board Committees and Meeting Attendance – Audit-Compliance Committee” in First Community Financial Corporation’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A. The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in First Community Financial Corporation’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

The Bank has adopted a code of ethics that applies to its principal executive officer, principal financial officer and other senior officers. Because the Bank’s principal executive officer and principal financial officer also serve, respectively, as the principal executive officer and principal financial officer of the Corporation, the Bank’s code of ethics applies to them in their capacities as officers of the Corporation as well. A copy of the code of ethics is available, without charge, upon written request to Richard R. Leitzel, Chief Financial Officer, First Community Financial Corporation, Two North Main Street, Mifflintown, Pennsylvania 17057.

Item 10.	Executive Compensation.

The information required by Item 10 is incorporated herein by reference from the section captioned “Executive Compensation” in First Community Financial Corporation’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 11 is incorporated herein by reference from the section captioned “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in First Community Financial Corporation’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12.	Certain Relationships and Related Transactions.

The information required by Item 12 is incorporated herein by reference from the section captioned “Transactions with Management” in First Community Financial Corporation’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit	Title
3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by

reference to Exhibit 6(c) (1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 22, 1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated August 28, 1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Salary Continuation Agreement dated September 18, 1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Salary Continuation Agreement dated April 10, 2000 between Marcie A. Barber and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (5) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Salary Continuation Agreement dated November 5, 2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Deferred Fee Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Deferred Fee Agreement dated September 30, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on

Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9, 2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15	Director Deferred Fee Agreement dated April 9, 2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16	Director Deferred Fee Agreement dated April 9, 2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration

Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Richard Weible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26	Director Revenue Neutral Retirement Agreement dated March 31, 1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.27	Director Revenue Neutral Retirement Agreement dated March 24, 1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

13	Annual Report to Security Holders.

16	Letter of Greenawalt & Company, P.C.

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On December 16, 2003, the Corporation furnished a Form 8-K in which it announced that it had raised $5 million through issuance of variable rate trust preferred securities in a private offering. A press release making this announcement was attached by exhibit.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference from the section captioned “Independent Certified Public Accountants” in First Community Financial Corporation’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION

Date:	March 9, 2004	By:	/s/ James R. McLaughlin

James R. McLaughlin President and Chief Executive Officer

Date:	March 9, 2004	By:	/s/ Richard R. Leitzel

Richard R. Leitzel Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Joseph E. Barnes, Sr. Joseph E. Barnes, Sr.	Director	March 9, 2004

/s/ Nancy S. Bratton Nancy S. Bratton	Director	March 9, 2004

/s/ John P. Henry John P. Henry	Director	March 9, 2004

/s/ Samuel G. Kint Samuel G. Kint	Director	March 9, 2004

/s/ James R. McLaughlin James R. McLaughlin	President, Chief Executive Officer, And Director	March 9, 2004

/s/ Clair E. McMillen Clair E. McMillen	Director	March 9, 2004

/s/ Samuel F. Metz Samuel F. Metz	Director	March 9, 2004

/s/ Charles C. Saner Charles C. Saner	Director	March 9, 2004

/s/ Roger Shallenberger Roger Shallenberger	Director	March 9, 2004

/s/ Lowell M. Shearer Lowell M. Shearer	Director	March 9, 2004

/s/ Frank L. Wright Frank L. Wright	Director	March 9, 2004