Form 10-Q
period 2004-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2004-05-13
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 700,000 shares outstanding as of April 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	(unaudited) March 31, 2004	December 31, 2003
ASSETS
Cash & Due from Banks	$4,742	$4,896
Interest Bearing Deposits with Banks	470	446

Cash & Cash Equivalents	5,212	5,342
Time Certificates of Deposit	199	199
Securities available for sale	49,502	42,931
Securities held to maturity, fair value 2004 $ 20,430; 2003 $ 19,765	19,923	19,393
Loans - Net of allowance for loan losses 2004 $ 1,243; 2003 $ 1,212	146,762	141,206
Premises and Equipment	6,540	6,205
Restricted investment in bank stocks	1,993	1,202
Investment in life insurance	4,249	4,209
Other Assets	2,967	1,816

TOTAL ASSETS	$237,347	$222,503

LIABILITIES
Deposits:
Non-Interest Bearing	$18,913	$19,164
Interest Bearing	171,354	168,099

Total Deposits	190,267	187,263
Short-Term Borrowings	7,989	4,788
Long-Term Borrowings	16,000	8,000
Trust Capital Securities	—	5,000
Junior Subordinated Debt	5,155	—
Other Liabilities	1,426	1,525

TOTAL LIABILITIES	220,837	206,576

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5 par value; 10,000,000 shares authorized; 700,000 shares issued & outstanding	3,500	3,500
Capital in Excess of Par Value	245	245
Retained Earnings	12,206	11,834
Accumulated Other Comprehensive Income	559	348

TOTAL SHAREHOLDERS’ EQUITY	16,510	15,927

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$237,347	$222,503

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Interest & Fees on Loans	$2,391	$2,325
Interest on Taxable Securities	447	446
Interest on Tax-Exempt Securities	173	161
Other Interest & Dividends	8	26

TOTAL INTEREST INCOME	3,019	2,958

INTEREST EXPENSE
Interest on Deposits	1,131	1,179
Interest on Short Term Borrowings	19	7
Interest on Long Term Borrowings	139	118

TOTAL INTEREST EXPENSE	1,289	1,304

NET INTEREST INCOME	1,730	1,654
Provision for Loan Losses	31	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,699	1,624
NON-INTEREST INCOME

Service Charges on Deposits	113	112
Fiduciary Activities	55	45
Earnings on Investment in Life Insurance	48	52
ATM Card Fees	42	39
Net Realized Gains on Sales of Securities	47	2
Other Income	66	48

TOTAL OTHER INCOME	371	298

NON-INTEREST EXPENSES
Employee Compensation & Benefits	733	681
Net Occupancy & Equipment	238	229
ATM Expense	57	46
Professional & Regulatory Fees	69	26
Director & Advisory Boards Compensation	54	55
Supplies & Postage	53	56
Other Non-Interest Expense	228	208

TOTAL NON-INTEREST EXPENSES	1,432	1,301

Income Before Income Taxes	638	621
Applicable income taxes	147	144

NET INCOME	$491	$477

Basic Earnings Per Share	$0.70	$0.68

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2002	$3,500	$245	$10,207	$741	$14,693
Comprehensive income:
Net Income			477		477
Net change in unrealized gains on securities available for sale, net of taxes				(17)	(17)

Total comprehensive income					460
Cash dividends, $.155 per share			(109)		(109)

Balance March 31, 2003	$3,500	$245	$10,575	$724	$15,044

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2003	$3,500	$245	$11,834	$348	$15,927
Comprehensive income:
Net Income			491		491
Net change in unrealized gains on securities available for sale, net of taxes				211	211

Total comprehensive income					702
Cash dividends, $.17 per share			(119)		(119)

Balance March 31, 2004	$3,500	$245	$12,206	$559	$16,510

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$491	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31	30
Depreciation and amortization	134	143
Net amortization of securities premium	105	75
Net realized gains on sales of securities	(47)	(2)
Earnings on life insurance	(48)	(52)
Decrease in other assets	44	(233)
Decrease in other liabilities	(212)	(95)

Net cash provided by operating activities	498	343

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	220	1,782
Purchases	(1,179)	(1,399)
Proceeds from sales	388	—
Securities available for sale:
Maturities, calls and principal repayments	3,117	3,887
Purchases	(13,204)	(3,036)
Proceeds from sales	3,823	246
Net increase in loans receivable	(6,619)	(3,611)
Net increase in Federal Home Loan Bank stock	(791)	—
Purchases of premises and equipment	(469)	(99)
Proceeds from sale of foreclosed real estate	—	50

Net cash used in investing activities	(14,714)	(2,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	(251)	2,606
Net increase in time deposits	3,255	1,637
Net increase (decrease) in short-term borrowings	3,201	(606)
Proceeds from long-term borrowings	8,000	—
Dividends paid	(119)	(109)

Net cash provided by financing activities	14,086	3,528

Net increase (decrease) in cash and cash equivalents	(130)	1,691

Cash and cash equivalents:
Beginning of year	5,342	7,702

End of period	$5,212	$9,393

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$1,864	$1,325

Cash payments for income taxes	$51	$35
NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$1,032	$—

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2003, included in the Corporation’s Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2004.

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

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended March 31,
	2004	2003
Unrealized holding gains (losses) arising during the period	$365	$(24)
Reclassification of gains realized in net income	(41)	(2)

	324	(26)
Deferred income tax effect	(113)	9

Change in accumulated other comprehensive income	$211	$(17)

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 700,000 in 2004 and 2003.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $136,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

Note F – New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs). First Community Financial Capital Trust I qualifies as a variable interest entity under FIN 46. First Community Financial Capital Trust issued mandatorily redeemable preferred securities (Trust Preferred Securities) to third- party investors and loaned the proceeds to the Corporation. First Community Financial Capital Trust I holds, as it sole asset, subordinated debentures issued by the Corporation.

FIN 46 required the Corporation to deconsolidate First Community Financial Capital Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $5,155,000 and reduce the Trust Capital Securities line item by $5,000,000, which had represented the trust preferred securities of the trust. The Corporation’s equity interest in the trust subsidiary of $155,000, which had previously been eliminated in consolidation, is now reported in “Other assets” as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Corporation may redeem them. The adoption of FIN 46 did not have an impact on the Corporation’s results of operations or liquidity.

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

The allowance for loan losses is established through a charge to the provision for loan losses. In determining the balance in the allowance for loan losses, consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. The use of different estimates or assumptions could produce different provisions for loan losses. Additional information is provided in the discussion below about the provision for loan losses under “Results of Operations”.

Financial Condition

Total assets of the Corporation increased $14,844,000 or 6.7% during the first three months of 2004. Net loans increased $5,556,000 or 3.9% and securities increased by $7,101,000 or 11.4% from December 31, 2003 to March 31, 2004, which were partially offset by a decline in cash and cash equivalents of $130,000. The increase in loans was primarily in commercial mortgages.

Total deposits increased by $3,004,000 or 1.6% since year-end 2003. Short-term borrowings increased by $3,201,000 or 66.9% and long-term borrowings increased by $8,000,000 or 100.0% during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation’s expansion and business development.

Results of Operations

Net income for the three month period ending March 31, 2004 was $491,000 or $0.70 per share compared to $477,000 or $0.68 per share for the same period in 2003. This reflects a 2.9% increase in net income for the first three months of 2004 compared to 2003. Annualized return on average equity was 12.14% for the first three months of 2004 and 12.89% for the same period in 2003. Annualized return on average assets was 0.85% for the first three months of 2004 and 0.96% for the same period in 2003.

Income before income taxes increased $17,000 during the first three months of 2004 compared to the same time period in 2003. This increase includes gains on sales of securities of $47,000. Gains on sales of securities included $6,000 of gains on securities classified as held to maturity, which were mortgage-backed with less than 15% of par value remaining at the time of sale.

Net interest income for the first three months of 2004 increased by $76,000 or 4.6% compared to the same period in 2003. This increase is primarily a result of increased volume of interest earning assets. For the first three months of 2004, the net interest margin on a fully tax equivalent (FTE) basis was 3.43% compared to 3.81% for the same period in 2003. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the decline in the yield on earning assets of 0.80% from 6.65% in 2003 to 5.85% in 2004. This was partially offset by a decrease in the cost of funds of 0.42% from 2.84% to 2.42% during the same time period.

The Corporation recorded a $31,000 provision for loan losses for the first three months of 2004 compared to $30,000 for the first three months of 2003. As a percentage of loans, the allowance for loan losses was 0.84% at March 31, 2004, compared to 0.85% at year-end 2003 and 0.87% at March 31, 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2004 increased by $73,000 or 24.5% compared to the same period in 2003. Gains on sales of securities increased by $45,000 compared to the first three months of 2003. Income from fiduciary activities increased by $10,000, primarily from an increase in assets under management.

Total non-interest expense increased in the first three months of 2004 by $131,000 compared to the first three months of 2003. Employee compensation and benefits increased by $52,000 or 7.6% compared to the same period in 2003. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, and increases in medical insurance. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, professional fees increased by $43,000 due to continued audit and legal expenses related to regulatory compliance as well as additional legal expenses related to efforts to collect two commercial loans and related litigation. Net occupancy and equipment expense increased $9,000 and ATM expense increased $11,000. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $147,000 for the three month time period ending March 31, 2004 compared to $144,000 for the same time period in 2003. Income tax expense as a percentage of income before income taxes was 23.0% for the period compared to 23.2% for 2003. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $190,267,000 in deposits at March 31, 2004, which increased $3,004,000 over total deposits of $187,263,000 at year-end 2003. Other sources of liquidity at March 31, 2004 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $470,000, (2) securities maturing in one year or less, which totaled $1,777,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $16,510,000 as of March 31, 2004, representing a $583,000 increase from December 31, 2003. The growth in capital was a result of net earnings retention of $372,000 and an increase in accumulated other comprehensive income of $211,000. The other comprehensive gain is due to the change in value of the Corporation’s available for sale securities.

At March 31, 2004, the Corporation had a leverage ratio of 8.97%, a Tier I capital to risk-based assets ratio of 15.97% and a total capital to risk-based assets ratio of 17.17%. These ratios indicate the Corporation exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Bank’s ratios are not materially different than those of the Corporation. As disclosed in Note F to the Financial Statements these ratios will be adversely affected if the Federal Reserve Board changes its current position on the treatment of trust preferred securities as Tier 1 Capital.

Item 3. Quantitative and Qualitative Disclosure about Market

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2003. Please refer to the Annual Report on Form 10-KSB of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 15, 2004.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 22,1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated August 28,1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Salary Continuation Agreement dated September 18,1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Salary Continuation Agreement dated April 10,2000 between Marcie A. Barber and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (5) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Salary Continuation Agreement dated November 5,2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated September 29,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Deferred Fee Agreement dated September 29,1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Deferred Fee Agreement dated September 30,1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9,2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15	Director Deferred Fee Agreement dated April 9,2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16	Director Deferred Fee Agreement dated April 9,2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17	Director Revenue Neutral Retirement Agreement dated September 29,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18	Director Revenue Neutral Retirement Agreement dated September 30,1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22	Director Revenue Neutral Retirement Agreement dated September 30,1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29,1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Richard Weible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26	Director Revenue Neutral Retirement Agreement dated March 31,1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.27	Director Revenue Neutral Retirement Agreement dated March 24,1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

31.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 21, 2004, the Corporation filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 that Samuel F. Metz, Chairman of the Board of the Corporation and its wholly-owned subsidiary, The First National Bank of Mifflintown, retired as Chairman effective January 13, 2004 and that President and Chief Executive Officer James R. McLaughlin has succeeded Mr. Metz as Chairman. A copy of the press release concerning the announcement was attached by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2004	BY:	/s/ James R. McLaughlin
James R. McLaughlin
President and
Chief Executive Officer

Date: May 13, 2004	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer