Form 10-Q
period 2004-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2004-08-12
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: COMMON STOCK, Par Value $5.00 per share 700,000 shares outstanding as of July 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	(unaudited) June 30, 2004	December 31, 2003

ASSETS
Cash & Due from Banks	$5,465	$4,896
Interest Bearing Deposits with Banks	688	446

Cash & Cash Equivalents	6,153	5,342
Time Certificates of Deposit	498	199
Securities available for sale	46,016	42,931
Securities held to maturity, fair value 2004 $ 19,720; 2003 $ 19,765	19,755	19,393
Loans - Net of allowance for loan losses 2004 $ 1,210; 2003 $ 1,212	148,097	141,206
Premises and Equipment	6,702	6,205
Restricted investment in bank stocks	1,991	1,202
Investment in life insurance	4,288	4,209
Foreclosed Real Estate	936	—
Other Assets	2,474	1,816

TOTAL ASSETS	$236,910	$222,503

LIABILITIES
Deposits:
Non-Interest Bearing	$20,681	$19,164
Interest Bearing	172,366	168,099

Total Deposits	193,047	187,263
Short-Term Borrowings	5,122	4,788
Long-Term Borrowings	16,000	8,000
Trust Capital Securities	—	5,000
Junior Subordinated Debt	5,155	—
Other Liabilities	1,357	1,525

TOTAL LIABILITIES	220,681	206,576

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5 par value; 10,000,000 shares authorized; 700,000 shares issued & outstanding	3,500	3,500
Capital in Excess of Par Value	245	245
Retained Earnings	12,536	11,834
Accumulated Other Comprehensive Income (Loss)	(52)	348

TOTAL SHAREHOLDERS’ EQUITY	16,229	15,927

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$236,910	$222,503

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest & Fees on Loans	$2,430	$2,413	$4,821	$4,738
Interest on Taxable Securities	380	363	827	809
Interest on Tax-Exempt Securities	172	175	345	336
Other Interest & Dividends	29	17	37	43

TOTAL INTEREST INCOME	3,011	2,968	6,030	5,926

INTEREST EXPENSE
Interest on Deposits	1,020	1,181	2,151	2,360
Interest on Short Term Borrowings	10	5	29	12
Interest on Long Term Borrowings	280	119	419	237

TOTAL INTEREST EXPENSE	1,310	1,305	2,599	2,609

NET INTEREST INCOME	1,701	1,663	3,431	3,317
Provision for Loan Losses	30	30	61	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,671	1,633	3,370	3,257

NON-INTEREST INCOME
Service Charges on Deposits	127	111	240	223
Fiduciary Activities	50	45	105	90
Earnings on Investment in Life Insurance	48	53	96	105
ATM Card Fees	50	45	92	84
Realized Gains on Sales of Securities	—	121	47	123
Realized Gain on Sale of Foreclosed Real Estate	—	124	—	124
Other Income	65	63	131	111

TOTAL OTHER INCOME	340	562	711	860

NON-INTEREST EXPENSES
Employee Compensation & Benefits	745	649	1,478	1,330
Net Occupancy & Equipment	224	237	462	466
ATM Expense	56	47	113	93
Professional & Regulatory Fees	56	55	125	81
Director & Advisory Boards Compensation	59	48	113	103
Supplies & Postage	66	56	119	112
Other Non-Interest Expenses	231	229	459	437

TOTAL NON-INTEREST EXPENSES	1,437	1,321	2,869	2,622

Income Before Income Taxes	574	874	1,212	1,495
Applicable Income Taxes	125	227	272	371

NET INCOME	$449	$647	$940	$1,124

Basic Earnings Per Share	$0.64	$0.92	$1.34	$1.61

Dividends Per Share	$0.170	$0.155	$0.34	$0.31

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2003

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2002	$3,500	$245	$10,207	$741	$14,693
Comprehensive income:
Net Income			1,124		1,124
Net change in unrealized gains (losses) on securities available for sale, net of taxes				(68)	(68)

Total comprehensive income					1,056

Cash dividends, $.31 per share			(217)		(217)

Balance June 30, 2003	$3,500	$245	$11,114	$673	$15,532

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2003	$3,500	$245	$11,834	$348	$15,927
Comprehensive income:
Net Income			940		940
Net change in unrealized gains (losses) on securities available for sale, net of taxes				(400)	(400)

Total comprehensive income					540

Cash dividends, $.34 per share			(238)		(238)

Balance June 30, 2004	$3,500	$245	$12,536	$(52)	$16,229

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$940	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	61	60
Depreciation and amortization	267	276
Net amortization of securities premium	247	194
Net realized gain on sale of foreclosed real estate	—	(124)
Net realized gains on sales of securities	(47)	(123)
Earnings on life insurance	(96)	(105)
Increase in other assets	(289)	(542)
Decrease (increase) in other liabilities	(168)	46

Net cash provided by operating activities	915	806
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	871	2,761
Purchases	(1,711)	(4,473)
Proceeds from sales	388	—
Securities available for sale:
Maturities, calls and principal repayments	8,412	9,582
Purchases	(16,027)	(8,144)
Proceeds from sales	3,823	3,826
Net increase in loans receivable	(7,984)	(5,924)
Net increase in restricted investment in bank stocks	(789)	—
Purchases of premises and equipment	(764)	(159)
Purchases of interest bearing time deposits	(299)	—
Proceeds from sale of foreclosed real estate	96	331

Net cash used in investing activities	(13,984)	(2,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	1,517	6,597
Net increase in time deposits	4,267	4,674
Net increase (decrease) in short-term borrowings	334	(1,814)
Proceeds from long-term borrowings	8,000	—
Dividends paid	(238)	(217)

Net cash provided by financing activities	13,880	9,240

Net increase (decrease) in cash and cash equivalents	811	7,846
Cash and cash equivalents:
Beginning of year	5,342	7,702

End of period	$6,153	$15,548

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$3,130	$2,614

Cash payments for income taxes	$351	$325
NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$1,032	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note C – Comprehensive Income (Loss)

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Unrealized holding gains (losses) arising during the period	$(921)	$44	$(556)	$22
Reclassification of gains realized in net income	—	(121)	(41)	(123)

	(921)	(77)	(597)	(101)
Deferred income tax effect	310	26	197	33

Change in accumulated other comprehensive income	$(611)	$(51)	$(400)	$(68)

During the period ending June 30, 2004, the corporation recognized gains of $6,000 on sales of $382,000 of securities classified as held to maturity. The sales occurred after the corporation had collected a substantial portion of the original principal outstanding.

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 700,000 in 2004 and 2003.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had

$128,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

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

FIN 46 required the Corporation to deconsolidate First Community Financial Capital Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $5,155,000 and reduce the Trust Capital Securities line item by $5,000,000, which had represented the trust preferred securities of the trust. The Corporation’s equity interest in the trust subsidiary of $155,000, which had previously been eliminated in consolidation, is now reported in “Other assets” as of June 30, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Corporation may redeem them. The adoption of FIN 46 did not have an impact on the Corporation’s results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, which require the Corporation to make estimates and assumptions. The Corporation believes that of its significant accounting policies, the allowance for loan losses may involve a higher degree of judgement and complexity.

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

Financial Condition

Total assets of the Corporation increased $14,407,000 or 6.5% during the first six months of 2004. Net loans increased $6,891,000 or 4.9% and securities increased by $3,447,000 or 5.5% from December 31, 2003 to June 30, 2004. The increase in loans was primarily in commercial mortgages.

Total deposits increased by $5,784,000 or 3.1% from December 31, 2003 and long-term borrowings increased by $8,000,000 or 100.0% during the same time period. The Corporation’s expansion and business development were responsible for the deposit growth during the first six months of 2004.

Foreclosed real estate increased $936,000 since December 31, 2003. These 6 commercial properties are secured by real estate and are in the process of liquidation with no loss anticipated by the Bank.

Results of Operations

Net income for the six months ending June 30, 2004 was $940,000 or $1.34 per share compared to $1,124,000 or $1.61 per share for the same period in 2003. The decrease of $184,000 was primarily a result of a $76,000 decline in gains on sales of securities and a $124,000 decline in gains on sales of foreclosed real estate partially offset by an increase in interest income. Annualized return on average equity was 11.73% for the first six months of 2004 and 14.96% for the same period in 2003. Annualized return on average assets was 0.80% for the first six months of 2004 and 1.11% for the same period in 2003.

Net income for the quarter ending June 30, 2004 was $449,000 or $0.64 per share compared to $647,000 or $0.92 per share for the same period in 2003. The decrease of $198,000 was primarily a result of a $121,000 decline in gains on sales of securities and a $124,000 decline in sales of foreclosed real estate partially offset by an increase in net interest income. Annualized return on average equity was 10.98% for the second quarter of 2004 and 16.89% for the same period in 2003. Annualized return on average assets for the second quarter was 0.76% compared to 1.25% during the second quarter of 2003.

Net interest income for the first six months of 2004 increased by $114,000 or 3.4% compared to the same period in 2003. This increase is primarily a result of increased volume of interest earning assets. For the first six months of 2004, the net interest margin on a fully tax equivalent (FTE) basis was 3.38% compared to 3.75% for the same period in 2003. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the decline in the yield on earning assets of 0.74% from 6.54% in 2003 to 5.80% in 2004. This was partially offset by a decrease in the cost of funds of 0.37% from 2.79% to 2.42% during the same time period.

Net interest income for the quarter ended June 30, 2004 increased by $38,000 compared to the same period in 2003. Net interest margin for the quarter ended June 30, 2004 was 3.33% compared to 3.70% during the same period in 2003. The decrease in the cost of funds from 2.73% during 2003 to 2.42% during 2004 was more than offset by the decrease in the yield on earning assets from 6.43% during 2003 to 5.75% during 2004.

The Corporation recorded a $61,000 provision for loan losses for the first six months of 2004 compared to $60,000 for the first six months of 2003. As a percentage of loans, the allowance for loan losses was 0.81% at June 30, 2004, compared to 0.85% at year-end 2003 and 0.87% at June 30, 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2004 decreased by $149,000 or 17.3% compared to the same period in 2003. Gains on sales of securities decreased by $76,000 and the gains on sales of foreclosed real estate decreased by $124,000 compared to the first six months of 2003. These decreases were partially offset by increases of $15,000 from income from fiduciary activities and $17,000 from service charges on deposit accounts.

Excluding the $121,000 gains on sales of securities and the $124,000 gain on sale of foreclosed real estate during the second quarter of 2003, non-interest income for the quarter ending June 30, 2004 was $340,000 compared to $317,000 in 2003. This increase is primarily related to the increase in service charges on deposit accounts.

Total non-interest expense increased in the first six months of 2004 by $247,000 compared to the first six months of 2003. Employee compensation and benefits increased by $148,000 or 11.1% compared to the same period in 2003. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, and increases in medical insurance. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, professional fees increased by $44,000 due to continued audit and legal expenses related to regulatory compliance as well as additional legal expenses related to efforts to collect two commercial loans and related litigation. ATM expense increased $20,000 during the same time period as a result of increased ATM usage and an increase in ATM interchange fees. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2004, total non-interest expense increased $116,000 compared to the second quarter of 2003. Employee compensation and benefits increased by $96,000 and was the principal reason for the increase in total non-interest expense.

Income tax expense was $272,000 for the six month time period ending June 30, 2004 compared to $371,000 for the same time period in 2003. Income tax expense as a percentage of income before income taxes was 22.4% for the period compared to 24.8% for 2003. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $193,047,000 in deposits at June 30, 2004, which increased $5,784,000 over total deposits of $187,263,000 at December 31, 2003. Other sources of liquidity at June 30, 2004 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $688,000, (2) securities maturing in one year or less, which totaled $3,333,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $16,229,000 as of June 30, 2004, representing a $302,000 increase from December 31, 2003. The growth in capital was a result of net earnings retention of $702,000 partially offset by an increase in accumulated other comprehensive loss of $400,000. The accumulated other comprehensive loss is due to the change in value of the Corporation’s available for sale securities.

At June 30, 2004, the Corporation had a leverage ratio of 8.91%, a Tier I capital to risk-based assets ratio of 16.10% and a total capital to risk-based assets ratio of 17.29%. These ratios indicate the Corporation exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Bank’s ratios are not materially different than those of the Corporation. As disclosed in Note F to the Financial Statements, these ratios will be adversely affected if the Federal Reserve Board changes its current position on the treatment of trust preferred securities as Tier 1 Capital.

Item 3. Quantitative and Qualitative Disclosure about Market

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2003. Please refer to the Annual Report on Form 10-KSB of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 15, 2004.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the annual shareholders’ meeting on April 13, 2004 the following directors were elected to

Class A for a term of three years as follows:

	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
John P. Henry, III	604,237	-0-	3,220

James R. McLaughlin	603,887	350	3,220

Frank L. Wright	603,887	350	3,220

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Title
3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 22,1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated August 28,1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Salary Continuation Agreement dated September 18,1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Salary Continuation Agreement dated April 10,2000 between Marcie A. Barber and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (5) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Salary Continuation Agreement dated November 5,2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated September 29,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Deferred Fee Agreement dated September 29,1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Deferred Fee Agreement dated September 30,1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9,2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15	Director Deferred Fee Agreement dated April 9,2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16	Director Deferred Fee Agreement dated April 9,2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17	Director Revenue Neutral Retirement Agreement dated September 29,1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18	Director Revenue Neutral Retirement Agreement dated September 30,1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22	Director Revenue Neutral Retirement Agreement dated September 30,1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29,1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25	Director Revenue Neutral Retirement Agreement dated September 29,1997 between Richard Wible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26	Director Revenue Neutral Retirement Agreement dated March 31,1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.27	Director Revenue Neutral Retirement Agreement dated March 24,1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

31.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION (Registrant)

Date: August 12, 2004	BY:	/s/ James R. McLaughlin
James R. McLaughlin
President and Chief Executive Officer

Date: August 12, 2004	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer