Form 10-K
period 2004-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2005-03-10
CIK 763293

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49736

FIRST COMMUNITY FINANCIAL CORPORATION

(Name of registrant in its charter)

PENNSYLVANIA	23-2321079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

TWO NORTH MAIN STREET, MIFFLINTOWN, PENNSYLVANIA	17059
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (717) 436-2144

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $5.00 PAR VALUE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2005 was $27,179,350.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $5.00 per share, 1,400,000 shares outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2004 are incorporated by reference into Parts I and II. Portions of the Proxy Statement filed with respect to the First Community Financial Corporation 2005 Annual Meeting are incorporated by reference into Part III.

i

ii

PART I

ITEM 1. Business.

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

First National Bank of Mifflintown.

The Bank became a wholly-owned subsidiary of the Corporation pursuant to a Plan of Reorganization and Merger consummated in April 1985. The Bank was originally chartered as a private bank in 1864 and converted to a national bank in 1889. The Bank conducts business through eleven full service banking offices. The main banking office is located in the Borough of Mifflintown, four branch offices are maintained in Juniata County and six branch offices are maintained in Perry County, Pennsylvania.

As of December 31, 2004, the Bank had total assets of $247.7 Million, total shareholders’ equity of $17.4 Million, and total deposits of $203.1 Million.

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

As of December 31, 2004, residential real estate loans represented 67.1% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by requiring private mortgage insurance for all residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 21.2%, commercial loans represented 9.4% and agricultural loans represented 0.6% of the total loan portfolio at December 31, 2004. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank controls risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans. Additionally, the Bank generally does not lend above 80% of the collateral value and does not have significant loan concentrations within any one business industry.

As of December 31, 2004, consumer installment loans represented 3.2% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal and corporate trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. For the year ended December 31, 2004, income from the Bank’s fiduciary activities amounted to $346,000 and the Bank had assets worth $61.3 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last three years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $182.5 million as of December 31, 2001 to $247.7 million as of December 31, 2004, funded primarily by an increase in the Bank’s total deposits over this period from $154.0 million to $203.1 million. Additionally, the Bank’s loans increased from $114.8 million to $147.5 million over this same period, while the Corporation’s net income increased from $1.3 million to $2.1 million.

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

As of June 30, 2004, four commercial banks (the Bank, Juniata Valley Bank, Omega Bank, N.A. and Mifflinburg Bank & Trust Company) operated offices in Juniata County. Of all financial institutions operating in Juniata County, the Bank ranked second in terms of total deposits at June 30, 2004 with 39.94%. The Juniata Valley Bank ranked first with 42.08% and Omega Bank, N.A. ranked third with 11.14%. With the exception of Mifflinburg Bank & Trust, each of the institutions with which the Bank competes in Juniata County is substantially larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a wider variety of services than does the Bank.

In Perry County, the Bank faces competition from seven banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with approximately 29.65% of deposits at June 30, 2004, and First National Bank of Newport, with approximately 20.81%. The Bank has 10.45% of the deposits in Perry County.

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

Dividends.

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2004, the Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $4,509,000.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. On December 31, 2004, the Corporation and the Bank each exceeded the minimum capital levels of the well capitalized category.

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

The Deposit Insurance Funds Act of 1996 recapitalized SAIF and provided for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. Since 1999, BIF and SAIF share the FICO cost equally. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions. For the fourth quarter of 2004, the FICO assessment rate for BIF and SAIF was approximately 1.46 cents per $100 of deposits. The FICO bonds will mature in 2017-2019, ending the interest payment obligation.

In 2004, the Bank’s FDIC assessment was $28,000.

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

Other Laws and Regulations

State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. The Bank’s loans are also subject to federal laws applicable to credit transactions, such as the following:

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

Employees

As of December 31, 2004, the Bank had a total of 64 full-time and 46 part-time employees.

Selected Statistical Information

Certain statistical information is included as part of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 36 through 51 of the Annual Report to Shareholders for the year ended December 31, 2004, attached to this Report as Exhibit 13 and incorporated herein by reference.

ITEM 2. Properties.

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

Center Township, Perry County, Pennsylvania

West Perry Branch

Route 74 & Route 274

Spring and Tyrone Townships, Perry County, Pennsylvania

Ickesburg Branch

Route 17 West

Ickesburg, Perry County, Pennsylvania

Bloomfield Borough Branch

216 S. Carlisle St.

New Bloomfield, Perry County, Pennsylvania

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

The Bank also leases the space occupied by the Shermans Dale Branch, located at the intersection of Pa. Route 850 and Pa. Route 34 in Caroll Township. The initial term of this lease expired February 28, 2003. However, the Bank has exercised its annual options to renew the lease for an additional one-year term, which options ultimately extend through February 28, 2008.

Each of the Bank’s eleven banking offices is a full service office, ten of which provide drive-through teller and automated teller machine services.

ITEM 3. Legal Proceedings.

Neither the Corporation nor the Bank is a party to any material pending legal proceeding other than routine legal proceedings incidental to its business.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Corporation had no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Highest and Lowest Per Share

Prices for Common Stock

in Actual Private Transactions

Known to Corporation

	2004		2003
	High	Low	High	Low
First Quarter	$24.00	24.00	$23.50	23.25
Second Quarter	$25.00	24.50	$23.50	23.00
Third Quarter	$25.00	25.00	$24.00	23.00
Fourth Quarter	$26.00	25.00	$24.00	23.00

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 1,400,000 shares were outstanding at February 28, 2005 (after giving effect to a 2-for-1 stock split effective December 31, 2004). There are no shares of the Corporation’s common stock (i) that are subject to outstanding options, warrants or securities convertible into common stock; (ii) that could be sold pursuant to Rule 144 under the Securities Act or that the Corporation has agreed to register under the Securities Act for sale by security holders; or (iii) that are or have been proposed to be publicly offered by the Corporation. The Corporation has 515 shareholders of record as of February 28, 2005.

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

Cash Dividends Declared Per Share (1)
2004 First Quarter	$0.0850
Second Quarter	0.0850
Third Quarter	0.0900
Fourth Quarter	0.0900

$0.3500

2003 First Quarter	$0.0775
Second Quarter	0.0775
Third Quarter	0.0800
Fourth Quarter	0.0800

$0.3150

(1)	Note: Per share data has been restated after giving retroactive recognition to a 2-for-1 stock split effective December 31, 2004.

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this Report and Note 11 to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2004 for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

The Corporation has not adopted any compensation plans, including individual compensation arrangements, under which shares of the Corporation’s common stock are authorized for issuance.

ITEM 6. Selected Financial Data.

The selected five year financial data, included on page 51 of the Annual Report to Shareholders for the year ended December 31, 2004, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 36 through 51 of the Annual Report to Shareholders for the year ended December 31, 2004, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required to be disclosed by this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 49 of the Annual Report to Shareholders for the year ended December 31, 2004, attached to this Report as Exhibit 13 and incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

The financial statements included on pages 9 through 35 of the Annual Report to Shareholders for the year ended December 31, 2004 attached to this Report as Exhibit 13, are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings.

There was no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 concerning the Corporation’s directors and executive officers is incorporated herein by reference from the sections captioned “Election of Directors,” “Biographical Summaries of Nominees and Directors,” “Executive Officers” and “Board Committees and Meeting Attendance – Audit-Compliance Committee” in First Community Financial Corporation’s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A. The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Share Ownership of Management – Section 16(a) Beneficial Ownership Reporting Compliance” in First Community Financial Corporation’s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

The Bank has adopted a code of ethics that applies to its principal executive officer, principal financial officer and other senior officers. Because the Bank’s principal executive officer and principal financial officer also serve, respectively, as the principal executive officer and principal financial officer of the Corporation, the Bank’s code of ethics applies to them in their capacities as officers of the Corporation as well. A copy of the code of ethics is available, without charge, upon written request to Richard R. Leitzel, Chief Financial Officer, First Community Financial Corporation, Two North Main Street, Mifflintown, Pennsylvania 17059.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the sections captioned “Compensation of Directors,” and “Executive Compensation,” in First Community Financial Corporation’s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Such incorporation by reference shall not be deemed to specifically incorporate by reference information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the sections captioned “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in First Community Financial Corporation’s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from the section captioned “Transactions with Management” in First Community Financial Corporation’s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section captioned “Independent Certified Public Accounts” in First Community Financial Corporation’s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Corporation’s independent auditors is incorporated by reference from the section captioned “Board Committees and Meeting Attendance – Audit-Compliance Committee” in First Community Financial Corporation’s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	List of financial statements:

The following consolidated financial statements of First Community Financial Corporation and its subsidiaries, included in the registrant’s annual report to shareholders for the year ended December 31, 2004, are incorporated by reference in Item 8:

Consolidated Balance Sheets: December 31, 2004 and 2003.

Consolidated Statements of Income: Years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity: Years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows: Years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2)	List of financial statement schedules:

All financial statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)	Exhibits

The exhibits listed on the index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)	Exhibits:

Exhibit	Title
3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 22, 1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated August 28, 1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Salary Continuation Agreement dated September 18, 1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Salary Continuation Agreement dated April 10, 2000 between Marcie A. Barber and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (5) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Salary Continuation Agreement dated November 5, 2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Deferred Fee Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Deferred Fee Agreement dated September 30, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9, 2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15	Director Deferred Fee Agreement dated April 9, 2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16	Director Deferred Fee Agreement dated April 9, 2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration

Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Richard Wible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26	Director Revenue Neutral Retirement Agreement dated March 31, 1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.27	Director Revenue Neutral Retirement Agreement dated March 24, 1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Chief Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial statement schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL
CORPORATION

Date: March 8, 2005	By:	/s/ James R. McLaughlin
James R. McLaughlin
President and Chief Executive Officer

Date: March 8, 2005	By:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial
Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Joseph E. Barnes, Sr.	Director	March 8, 2005
Joseph E. Barnes, Sr.

/s/ Nancy S. Bratton	Director	March 8, 2005
Nancy S. Bratton

/s/ John P. Henry	Director	March 8, 2005
John P. Henry

/s/ Samuel G. Kint	Director	March 8, 2005
Samuel G.Kint

/s/ James R. McLaughlin	President, Chief	March 8, 2005
James R. McLaughlin	Executive Officer,
And Director

/s/ Clair E. McMillen	Director	March 8, 2005
Clair E. McMillen

/s/ Samuel F. Metz	Director	March 8, 2005
Samuel F. Metz

/s/ Charles C. Saner	Director	March 8, 2005
Charles C. Saner

/s/ Roger Shallenberger	Director	March 8, 2005
Roger Shallenberger

/s/ Lowell M. Shearer	Director	March 8, 2005
Lowell M. Shearer

/s/ Frank L. Wright	Director	March 8, 2005
Frank L. Wright