Form 10-Q
period 2005-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2005-05-12
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of April 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	(unaudited) March 31, 2005	December 31, 2004
ASSETS
Cash & Due from Banks	$7,079	$6,830
Interest Bearing Deposits with Banks	1,353	1,276
Federal Funds Sold	272	—

Cash & Cash Equivalents	8,704	8,106
Time Certificates of Deposit	1,785	1,785
Securities available for sale	50,104	51,120
Securities held to maturity, fair value 2005 $ 25,309; 2004 $ 23,560	25,272	23,327
Loans - Net of allowance for loan losses 2005 $ 1,256; 2004 $ 1,264	147,542	147,518
Premises and Equipment	7,531	7,442
Restricted investment in bank stocks	1,642	1,902
Investment in life insurance	4,400	4,362
Other Assets	2,465	2,093

TOTAL ASSETS	$249,445	$247,655

LIABILITIES
Deposits:
Non-Interest Bearing	$23,340	$23,495
Interest Bearing	182,862	179,635

Total Deposits	206,202	203,130
Short-Term Borrowings	3,215	4,449
Long-Term Borrowings	16,000	16,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	1,435	1,513

TOTAL LIABILITIES	232,007	230,247

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5 par value; 10,000,000 shares authorized; 1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	10,322	9,967
Accumulated Other Comprehensive Income (Loss)	(129)	196

TOTAL SHAREHOLDERS’ EQUITY	17,438	17,408

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$249,445	$247,655

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Interest & Fees on Loans	$2,417	$2,391
Interest on Taxable Securities	469	447
Interest on Tax-Exempt Securities	205	173
Other Interest & Dividends	45	8

TOTAL INTEREST INCOME	3,136	3,019

INTEREST EXPENSE
Interest on Deposits	1,161	1,131
Interest on Short Term Borrowings	18	19
Interest on Long Term Borrowings	240	139

TOTAL INTEREST EXPENSE	1,419	1,289

NET INTEREST INCOME	1,717	1,730
Provision for Loan Losses	10	31

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,707	1,699

NON-INTEREST INCOME
Service Charges on Deposits	117	113
Fiduciary Activities	75	55
Earnings on Investment in Life Insurance	47	48
ATM and Debit Card Fees	82	69
Net Realized Gains on Sales of Securities	129	47
Other Income	34	39

TOTAL OTHER INCOME	484	371

NON-INTEREST EXPENSES
Employee Compensation & Benefits	856	733
Net Occupancy & Equipment	247	238
ATM Expense	64	57
Professional & Regulatory Fees	61	69
Director & Advisory Boards Compensation	69	54
Supplies & Postage	48	53
Other Non-Interest Expense	229	228

TOTAL NON-INTEREST EXPENSES	1,574	1,432

Income Before Income Taxes	617	638
Applicable income taxes	129	147

NET INCOME	$488	$491

Basic Earnings Per Share	$0.35	$0.35

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2003	$3,500	$245	$11,834	$348	$15,927
Comprehensive income:
Net Income			491		491
Net change in unrealized gains on securities available for sale, net of taxes				211	211

Total comprehensive income					702

Cash dividends, $.085 per share			(119)		(119)

Balance March 31, 2004	$3,500	$245	$12,206	$559	$16,510

FIRST COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY For the Three Months Ended March 31, 2005 (Unaudited) (Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2004	$7,000	$245	$9,967	$196	$17,408
Comprehensive income:
Net Income			488		488
Net change in unrealized gains on securities available for sale, net of taxes				(325)	(325)

Total comprehensive income					163

Cash dividends, $.095 per share			(133)		(133)

Balance March 31, 2005	$7,000	$245	$10,322	$(129)	$17,438

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$488	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10	31
Depreciation and amortization	147	134
Net amortization of securities premium	114	105
Net realized gains on sales of securities	(129)	(47)
Earnings on life insurance	(47)	(48)
Decrease (increase) in other assets	(163)	44
Decrease in other liabilities	(78)	(212)

Net cash provided by operating activities	342	498

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	865	220
Purchases	(2,874)	(1,179)
Proceeds from sales	—	388
Securities available for sale:
Maturities, calls and principal repayments	2,395	3,117
Purchases	(1,948)	(13,204)
Proceeds from sales	145	3,823
Net increase in loans receivable	(58)	(6,619)
Net decrease (increase) in Federal Home Loan Bank stock	260	(791)
Purchases of premises and equipment	(236)	(469)
Proceeds from sale of foreclosed real estate	2	—

Net cash used in investing activities	(1,449)	(14,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and
savings deposits	(155)	(251)
Net increase in time deposits	3,227	3,255
Net increase (decrease) in short-term borrowings	(1,234)	3,201
Proceeds from long-term borrowings	—	8,000
Dividends paid	(133)	(119)

Net cash provided by financing activities	1,705	14,086

Net increase (decrease) in cash and cash equivalents	598	(130)

Cash and cash equivalents:
Beginning of year	8,106	5,342

End of period	$8,704	$5,212

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$1,398	$1,228

Cash payments for income taxes	$—	$51

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$24	$1,032

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2004, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 11, 2005.

Note B – Accounting Policies

The accounting policies of the Corporation as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Corporation’s Form 10-K.

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended March 31,
	2005	2004
Unrealized holding gains (losses) arising during the period	$(374)	$371
Reclassification of gains realized in net income	(129)	(47)

	(503)	324
Deferred income tax effect	178	(113)

Change in accumulated other comprehensive income	$(325)	$211

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period as adjusted for the 2-for-1 stock split declared in 2004. The weighted average number of common shares outstanding was 1,400,000 in all periods presented.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $328,000 of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the financial statements for the year ended December 31, 2004). The Corporation believes that of its significant accounting policies, the allowance for loan losses involves a higher degree of judgement and complexity.

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

Financial Condition

Total assets of the Corporation increased $1,790,000 or 0.7% during the first three months of 2005. Net loans increased $24,000, securities increased by $929,000 or 1.2%, and cash and cash equivalents increased $598,000 or 7.4% from December 31, 2004 to March 31, 2005.

Total deposits increased by $3,072,000 or 1.5% since year-end 2004. Short-term borrowings decreased by $1,234,000 or 27.7% during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation’s expansion and business development.

Results of Operations

Net income for the three month period ending March 31, 2005 was $488,000 or $0.35 per share compared to $491,000 or $0.35 per share for the same period in 2004. Annualized return on average equity was 11.43% for the first three months of 2005 and 12.14% for the same period in 2004. Annualized return on average assets was 0.80% for the first three months of 2005 and 0.85% for the same period in 2004.

Income before income taxes decreased $21,000 during the first three months of 2005 compared to the same time period in 2004. This decrease includes gains on sales of securities of $129,000 in 2005 compared to $47,000 in 2004.

Net interest income for the first three months of 2005 decreased by $13,000 or 0.8% compared to the same period in 2004. For the first three months of 2005, the net interest margin on a fully tax equivalent (FTE) basis was 3.28% compared to 3.43% for the same period in 2004. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.14% from 2.65% in 2004 to 2.79% in 2005.

The Corporation recorded a $10,000 provision for loan losses for the first three months of 2005 compared to $31,000 for the first three months of 2004. As a percentage of loans, the allowance for loan losses was 0.84% at

March 31, 2005, compared to 0.86% at year-end 2004 and 0.84% at March 31, 2004. Impaired loans were $1,957,000 at March 31, 2005 compared to $1,964,000 at December 31, 2004, a decrease of $7,000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2005 increased by $113,000 or 30.5% compared to the same period in 2004. Gains on sales of securities increased by $82,000 compared to the first three months of 2004. Income from fiduciary activities increased by $20,000, primarily from an increase in assets under management.

Total non-interest expense increased in the first three months of 2005 by $142,000 compared to the first three months of 2004. Employee compensation and benefits increased by $123,000 or 16.8% compared to the same period in 2004. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, and increases in medical insurance. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Net occupancy and equipment expense increased $9,000 and ATM expense increased $7,000. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $129,000 for the three month time period ending March 31, 2005 compared to $147,000 for the same time period in 2004. Income tax expense as a percentage of income before income taxes was 20.9% for the period compared to 23.0% for 2004. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance. Tax exempt income comprised a larger portion of pre-tax income in 2005 than 2004 resulting in a lower effective tax rate.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $206,202,000 in deposits at March 31, 2005, which increased $3,072,000 over total deposits of $203,130,000 at year-end 2004. Other sources of liquidity at March 31, 2005 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $1,625,000, (2) securities maturing in one year or less, which totaled $2,337,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $17,438,000 as of March 31, 2005, representing a $30,000 increase from December 31, 2004. The growth in capital was a result of net earnings retention of $355,000 offset by a decrease in accumulated other comprehensive income of $325,000. The other comprehensive loss is due to the change in value of the Corporation’s available for sale securities. Management does not believe that this decline in value of securities is other than temporary.

At March 31, 2005, the Bank had a leverage ratio of 8.74%, a Tier I capital to risk-based assets ratio of 15.86% and a total capital to risk-based assets ratio of 16.79%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2004. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 11, 2005.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting

PART II – OTHER INFORMATION

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 12, 2005	BY:	/s/ James R. McLaughlin
James R. McLaughlin
President and Chief Executive Officer

Date: May 12, 2005	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer