Form 10-Q
period 2005-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2005-08-10
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of July 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	(unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Cash & Due from Banks	$5,623	$6,830
Interest Bearing Deposits with Banks	770	1,276
Federal Funds Sold	1,613	—

Cash & Cash Equivalents	8,006	8,106
Time Certificates of Deposit	1,785	1,785
Securities available for sale	55,903	51,120
Securities held to maturity, fair value 2005 $ 25,776; 2004 $ 23,560	25,607	23,327
Loans - Net of allowance for loan losses 2005 $ 1,259; 2004 $ 1,264	149,472	147,518
Premises and Equipment	7,534	7,442
Restricted investment in bank stocks	1,894	1,902
Investment in life insurance	4,438	4,362
Other Assets	2,572	2,093

TOTAL ASSETS	$257,211	$247,655

LIABILITIES
Deposits:
Non-Interest Bearing	$22,999	$23,495
Interest Bearing	185,014	179,635

Total Deposits	208,013	203,130
Short-Term Borrowings	3,739	4,449
Long-Term Borrowings	21,000	16,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	1,375	1,513

TOTAL LIABILITIES	239,282	230,247

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5 par value; 10,000,000 shares authorized; 1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	10,642	9,967
Accumulated Other Comprehensive Income	42	196

TOTAL SHAREHOLDERS’ EQUITY	17,929	17,408

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$257,211	$247,655

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest & Fees on Loans	$2,461	$2,430	$4,878	$4,821
Interest on Taxable Securities	500	380	969	827
Interest on Tax-Exempt Securities	217	172	422	345
Other Interest & Dividends	42	29	87	37

TOTAL INTEREST INCOME	3,220	3,011	6,356	6,030

INTEREST EXPENSE
Interest on Deposits	1,201	1,020	2,362	2,151
Interest on Short Term Borrowings	31	10	49	29
Interest on Long Term Borrowings	259	280	499	419

TOTAL INTEREST EXPENSE	1,491	1,310	2,910	2,599

NET INTEREST INCOME	1,729	1,701	3,446	3,431
Provision for Loan Losses	5	30	15	61

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,724	1,671	3,431	3,370

NON-INTEREST INCOME
Service Charges on Deposits	142	127	259	240
Fiduciary Activities	85	50	160	105
Earnings on Investment in Life Insurance	47	48	94	96
ATM Card Fees	91	80	173	149
Realized Gains on Sales of Securities	—	—	129	47
Other Income	40	35	74	74

TOTAL OTHER INCOME	405	340	889	711

NON-INTEREST EXPENSES
Employee Compensation & Benefits	835	745	1,691	1,478
Net Occupancy & Equipment	242	224	489	462
ATM Expense	66	56	130	113
Professional & Regulatory Fees	63	56	124	125
Director & Advisory Boards Compensation	70	59	139	113
Supplies & Postage	63	66	111	119
Other Non-Interest Expenses	230	231	459	459

TOTAL NON-INTEREST EXPENSES	1,569	1,437	3,143	2,869

Income Before Income Taxes	560	574	1,177	1,212
Applicable Income Taxes	107	125	236	272

NET INCOME	$453	$449	$941	$940

Basic Earnings Per Share	$0.32	$0.32	$0.67	$0.67

Dividends Per Share	$0.095	$0.085	$0.19	$0.17

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2003	$3,500	$245	$11,834	$348	$15,927
Comprehensive income:
Net Income			940		940
Net change in unrealized gains (losses) on securities available for sale, net of taxes				(400)	(400)

Total comprehensive income					540

Cash dividends, $.17 per share			(238)		(238)

Balance June 30, 2004	$3,500	$245	$12,536	$(52)	$16,229

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2004	$7,000	$245	$9,967	$196	$17,408
Comprehensive income:
Net Income			941		941
Net change in unrealized gains (losses) on securities available for sale, net of taxes				(154)	(154)

Total comprehensive income					787

Cash dividends, $.19 per share			(266)		(266)

Balance June 30, 2005	$7,000	$245	$10,642	$42	$17,929

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$941	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15	61
Depreciation and amortization	294	267
Net amortization of securities premium	226	247
Net realized gains on sales of securities	(129)	(47)
Earnings on life insurance	(94)	(96)
Increase in other assets	(355)	(289)
Decrease in other liabilities	(138)	(168)

Net cash provided by operating activities	760	915
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	1,315	871
Purchases	(3,723)	(1,711)
Proceeds from sales	—	388
Securities available for sale:
Maturities, calls and principal repayments	6,117	8,412
Purchases	(11,256)	(16,027)
Proceeds from sales	145	3,823
Net increase in loans receivable	(1,993)	(7,984)
Net (increase) decrease in restricted investment in bank stocks	8	(789)
Purchases of premises and equipment	(386)	(764)
Purchases of interest bearing time deposits	—	(299)
Proceeds from sale of foreclosed real estate	6	96

Net cash used in investing activities	(9,767)	(13,984)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand and savings deposits	(496)	1,517
Net increase in time deposits	5,379	4,267
Net increase (decrease) in short-term borrowings	(710)	334
Proceeds from long-term borrowings	5,000	8,000
Dividends paid	(266)	(238)

Net cash provided by financing activities	8,907	13,880

Net increase (decrease) in cash and cash equivalents	(100)	811
Cash and cash equivalents:
Beginning of year	8,106	5,342

End of period	$8,006	$6,153

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$2,890	$3,130

Cash payments for income taxes	$284	$351

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$24	$1,032

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note C – Comprehensive Income (Loss)

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Unrealized holding gains (losses) arising during the period	$261	$(921)	$(113)	$(550)
Reclassification of gains realized in net income	—	—	(129)	(47)

	261	(921)	(242)	(597)
Deferred income tax effect	(90)	310	88	197

Change in accumulated other comprehensive income	$171	$(611)	$(154)	$(400)

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period, as adjusted for the 2-for-1 stock split declared in 2004. The weighted average number of common shares outstanding was 1,400,000 in 2005 and 2004.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $673,000 of standby letters of credit as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the financial statements for the year ended December 31, 2004). The Corporation believes that of its significant accounting policies, the allowance for loan losses involves a higher degree of judgment and complexity.

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

Financial Condition

Total assets of the Corporation increased $9,556,000 or 3.9% during the first six months of 2005. Net loans increased $1,954,000 or 1.3% and securities increased by $7,063,000 or 9.5% from December 31, 2004 to June 30, 2005.

Total deposits increased by $4,883,000 or 2.4% from December 31, 2004 and long-term borrowings increased by $5,000,000 or 31.3% during the same time period. The Corporation’s expansion and business development were primarily responsible for the deposit growth during the first six months of 2005.

Results of Operations

Net income for the six months ending June 30, 2005 was $941,000 or $0.67 per share compared to $940,000 or $0.67 per share for the same period in 2004. Annualized return on average equity was 10.98% for the first six months of 2005 and 11.73% for the same period in 2004. Annualized return on average assets was 0.76% for the first six months of 2005 and 0.80% for the same period in 2004.

Net income for the quarter ending June 30, 2005 was $453,000 or $0.32 per share compared to $449,000 or $0.32 per share for the same period in 2004. Annualized return on average equity was 10.54% for the second quarter of 2005 and 10.98% for the same period in 2004. Annualized return on average assets for the second quarter was 0.72% compared to 0.76% during the second quarter of 2004.

Net interest income for the first six months of 2005 increased by $15,000 or 0.4% compared to the same period in 2004. This increase is primarily a result of increased volume of interest earning assets. For the first six months of 2005, the net interest margin on a fully tax equivalent (FTE) basis was 3.23% compared to 3.38% for the same period in 2004. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.15% from 2.42% during the first six months of 2004 to 2.57% during the same time period in 2005.

Net interest income for the quarter ended June 30, 2005 increased by $28,000 compared to the same period in 2004. Net interest margin for the quarter ended June 30, 2005 was 3.20% compared to 3.33% during the same period in 2004. The increase in the yield on earning assets from 5.75% in the first six months of 2004 to 5.78% in 2005 was more than offset by the increase in the cost of funds from 2.42% during 2004 to 2.58% during 2005.

The Corporation recorded a $15,000 provision for loan losses for the first six months of 2005 compared to $61,000 for the first six months of 2004. As a percentage of loans, the allowance for loan losses was 0.84% at June 30, 2005, compared to 0.86% at year-end 2004 and 0.81% at June 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2005 increased by $178,000 or 25.0% compared to the same period in 2004. Gains on sales of securities increased by $82,000, income from fiduciary activities increased by $55,000 as a result of an increase in assets under management, and increased activity led to ATM card fees increasing by $24,000 during the first six months of 2005 compared to the same period in 2004.

Non-interest income for the quarter ending June 30, 2005 was $405,000 compared to $340,000 in 2004. This increase is primarily related to the increase in income from fiduciary activities of $35,000, an increase in service charges on deposit accounts of $15,000, and an increase in ATM card fees of $11,000.

Total non-interest expense increased in the first six months of 2005 by $274,000 compared to the first six months of 2004. Employee compensation and benefits increased by $213,000 or 14.4% compared to the same period in 2004. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff relating to the opening of our Bloomfield Borough Office, and increases in medical insurance. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, net occupancy & equipment expense increased $27,000, director and advisory board compensation increased $26,000, and ATM expense increased $17,000. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2005, total non-interest expense increased $132,000 compared to the second quarter of 2004. Employee compensation and benefits increased by $90,000 and net occupancy & equipment expense increased by $18,000. These were the principal reasons for the increase in total non-interest expense.

Income tax expense was $236,000 for the six month time period ending June 30, 2005 compared to $272,000 for the same time period in 2004. Income tax expense as a percentage of income before income taxes was 20.1% for the period compared to 22.4% for 2004. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $208,013,000 in deposits at June 30, 2005, which increased $4,883,000 over total deposits of $203,130,000 at December 31, 2004. Other sources of liquidity at June 30, 2005 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $2,383,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $3,844,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $17,929,000 as of June 30, 2005, representing a $521,000 increase from December 31, 2004. The growth in capital was a result of net earnings retention of $675,000 partially offset by a decrease in accumulated other comprehensive income of $154,000. The other comprehensive loss during the period is due to the change in value of the Corporation’s available for sale securities. Management does not believe that this decline in value of securities is other than temporary.

At June 30, 2005, the Bank had a leverage ratio of 8.67%, a Tier I capital to risk-based assets ratio of 15.88% and a total capital to risk-based assets ratio of 16.80%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2004. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 11, 2005.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the annual shareholders’ meeting on April 12, 2005 the following directors were elected to Class B for a term of three years as follows:

	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
Joseph E. Barnes, Sr.	1,147,660	4,126	-0-
Nancy S. Bratton	1,147,660	4,126	-0-
Samuel F. Metz	1,147,460	4,326	-0-
Charles C. Saner	1,147,660	4,126	-0-

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2005	BY:	/s/ James R. McLaughlin
James R. McLaughlin
President and
Chief Executive Officer

Date: August 10, 2005	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer