Form 10-Q
period 2005-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2005-11-10
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☐  No ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of October 31, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	(unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Cash & Due from Banks	$8,015	$6,830
Interest Bearing Deposits with Banks	1,242	1,276

Cash & Cash Equivalents	9,257	8,106
Time Certificates of Deposit	2,775	1,785
Securities available for sale	53,598	51,120
Securities held to maturity, fair value 2005 $25,517; 2004 $23,560	25,427	23,327
Loans - Net of allowance for loan losses 2005 $1,257; 2004 $1,264	156,136	147,518
Premises and Equipment	7,617	7,442
Restricted investment in bank stocks	1,954	1,902
Investment in life insurance	4,476	4,362
Other Assets	3,071	2,093

TOTAL ASSETS	$264,311	$247,655

LIABILITIES
Deposits:
Non-Interest Bearing	$22,468	$23,495
Interest Bearing	190,587	179,635

Total Deposits	213,055	203,130
Short-Term Borrowings	5,299	4,449
Long-Term Borrowings	21,000	16,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	1,644	1,513

TOTAL LIABILITIES	246,153	230,247

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $5 par value; 10,000,000 shares authorized; 1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	10,977	9,967
Accumulated Other Comprehensive Income (Loss)	(64)	196

TOTAL SHAREHOLDERS’ EQUITY	18,158	17,408

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$264,311	$247,655

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest & Fees on Loans	$2,555	$2,449	$7,433	$7,270
Interest on Taxable Securities	518	408	1,487	1,235
Interest on Tax-Exempt Securities	219	194	641	539
Other Interest & Dividends	63	31	150	68

TOTAL INTEREST INCOME	3,355	3,082	9,711	9,112

INTEREST EXPENSE
Interest on Deposits	1,292	1,099	3,654	3,250
Interest on Short Term Borrowings	31	21	80	50
Interest on Long Term Borrowings	297	223	796	642

TOTAL INTEREST EXPENSE	1,620	1,343	4,530	3,942

NET INTEREST INCOME	1,735	1,739	5,181	5,170
Provision for Loan Losses	—	30	15	91

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,735	1,709	5,166	5,079
NON-INTEREST INCOME
Service Charges on Deposits	164	125	423	365
Fiduciary Activities	75	100	235	205
Earnings on Investment in Life Insurance	48	46	142	142
ATM Card Fees	105	83	278	232
Realized Gains on Sales of Securities	—	2	129	49
Other Income	43	42	117	116

TOTAL OTHER INCOME	435	398	1,324	1,109

NON-INTEREST EXPENSES
Employee Compensation & Benefits	819	765	2,510	2,243
Net Occupancy & Equipment	246	231	735	693
ATM Expense	70	56	200	169
Professional & Regulatory Fees	68	63	192	188
Director & Advisory Boards Compensation	71	55	210	168
Supplies & Postage	57	57	168	176
Other Non-Interest Expenses	247	208	706	667

TOTAL NON-INTEREST EXPENSES	1,578	1,435	4,721	4,304

Income Before Income Taxes	592	672	1,769	1,884
Applicable Income Taxes	117	154	353	426

NET INCOME	$475	$518	$1,416	$1,458

Basic Earnings Per Share	$0.34	$0.37	$1.01	$1.04

Dividends Per Share	$0.10	$0.09	$0.29	$0.26

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2003	$3,500	$245	$11,834	$348	$15,927
Comprehensive income:
Net Income			1,458		1,458
Net change in unrealized gains (losses) on securities available for sale, net of taxes				(46)	(46)

Total comprehensive income					1,412
Cash dividends, $.26 per share			(364)		(364)

Balance September 30, 2004	$3,500	$245	$12,928	$302	$16,975

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2004	$7,000	$245	$9,967	$196	$17,408
Comprehensive income:
Net Income			1,416		1,416
Net change in unrealized gains (losses) on securities available for sale, net of taxes				(260)	(260)

Total comprehensive income					1,156
Cash dividends, $.29 per share			(406)		(406)

Balance September 30, 2005	$7,000	$245	$10,977	$(64)	$18,158

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,416	$1,458
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15	91
Depreciation and amortization	441	401
Net amortization of securities premium	354	365
Net realized gains on sales of securities	(129)	(49)
Earnings on life insurance	(142)	(142)
Increase in other assets	(737)	(227)
Increase (decrease) in other liabilities	131	(125)

Net cash provided by operating activities	1,349	1,772
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	1,850	1,372
Purchases	(4,141)	(6,319)
Proceeds from sales	—	388
Securities available for sale:
Maturities, calls and principal repayments	11,638	11,494
Purchases	(14,695)	(23,480)
Proceeds from sales	145	7,117
Net increase in loans receivable	(8,765)	(8,198)
Net increase in restricted investment in bank stocks	(52)	(789)
Purchases of premises and equipment	(616)	(969)
Net purchases of interest bearing time deposits	(990)	(497)
Proceeds from sale of foreclosed real estate	59	727

Net cash used in investing activities	(15,567)	(19,154)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand and savings deposits	(1,027)	3,584
Net increase in time deposits	10,952	9,594
Net increase (decrease) in short-term borrowings	850	(354)
Proceeds from long-term borrowings	5,000	8,000
Dividends paid	(406)	(364)

Net cash provided by financing activities	15,369	20,460

Net increase in cash and cash equivalents	1,151	3,078
Cash and cash equivalents:
Beginning of year	8,106	5,342

End of period	$9,257	$8,420

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$4,518	$3,880

Cash payments for income taxes	$384	$537

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$132	$1,096

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note C – Comprehensive Income (Loss)

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Unrealized holding gains (losses) arising during the period	$(158)	$540	$(271)	$(16)
Reclassification of gains realized in net income	—	(2)	(129)	(43)

	(158)	538	(400)	(59)
Deferred income tax effect	52	(184)	140	13

Change in accumulated other comprehensive income	$(106)	$354	$(260)	$(46)

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period as adjusted for the 2-for-1 stock split declared in 2004. The weighted average number of common shares outstanding was 1,400,000 in 2005 and 2004.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $676,000 of standby letters of credit as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

Note F – New Accounting Standards

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

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

Financial Condition

Total assets of the Corporation increased $16,656,000 or 6.7% during the first nine months of 2005. Net loans increased $8,618,000 or 5.8% and securities increased by $4,578,000 or 6.1% from December 31, 2004 to September 30, 2005. The loan growth was principally in the Bank’s residential loan portfolio.

Total deposits increased by $9,925,000 or 4.9% from December 31, 2004 and long-term borrowings increased by $5,000,000 or 31.3% during the same time period. The Corporation’s expansion and business development were primarily responsible for the deposit growth during the first nine months of 2005. The bulk of the deposit growth was in time certificates of deposit.

Results of Operations

Net income for the nine months ending September 30, 2005 was $1,416,000 or $1.01 per share compared to $1,458,000 or $1.04 per share for the same period in 2004. Annualized return on average equity was 10.69% for the first nine months of 2005 and 11.93% for the same period in 2004. Annualized return on average assets was 0.75% for the first nine months of 2005 and 0.82% for the same period in 2004.

Net income for the quarter ending September 30, 2005 was $475,000 or $0.34 per share compared to $518,000 or $0.37 per share for the same period in 2004. Annualized return on average equity was 10.43% for the third quarter of 2005 and 12.57% for the same period in 2004. Annualized return on average assets for the third quarter was 0.72% compared to 0.86% during the third quarter of 2004.

The decrease in net income for both the three month and nine month periods is due to net interest income remaining relatively flat between the periods while the Corporation experienced growth in other expenses.

Net interest income for the first nine months of 2005 increased by $11,000 or 0.2% compared to the same period in 2004. This increase is primarily a result of increased volume of interest earning assets. For the first nine months of 2005, the net interest margin on a fully tax equivalent (FTE) basis was 3.18% compared to 3.37% for the same period in 2004. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.19% from 2.42% during the first nine months of 2004 to 2.61% during the same time period in 2005.

Net interest income for the quarter ended September 30, 2005 decreased by $4,000 compared to the same period in 2004. Net interest margin for the quarter ended September 30, 2005 was 3.08% compared to 3.34% during the same period in 2004. The primary reason for the decrease in the net interest margin was the increase in the cost of funds of 0.26% from 2.42% during the third quarter of 2004 to 2.68% during the same time period in 2005. Given the current interest rate scenario, expectations are for the net interest margin to remain relatively stable for the next few quarters.

The Corporation recorded a $15,000 provision for loan losses for the first nine months of 2005 compared to $91,000 for the first nine months of 2004. As a percentage of loans, the allowance for loan losses was 0.81% at September 30, 2005, compared to 0.86% at year-end 2004 and 0.83% at September 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. After reviewing the growth in the loan portfolio as well as the other factors listed above, management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first nine months of 2005 increased by $215,000 or 19.4% compared to the same period in 2004. Gains on sales of securities increased by $80,000, income from fiduciary activities increased by $30,000 as a result of an increase in assets under management, increased activity led to ATM card fees increasing by $46,000, and service charges on deposit accounts increased by $58,000 during the first nine months of 2005 compared to the same period in 2004.

Non-interest income for the quarter ending September 30, 2005 was $435,000 compared to $398,000 in 2004. This increase is primarily related to the increase in service charges on deposit accounts of $39,000, an increase in ATM card fees of $22,000, partially offset by a decrease of $25,000 in income from fiduciary activities.

Total non-interest expense increased in the first nine months of 2005 by $417,000 or 9.7% compared to the first nine months of 2004. Employee compensation and benefits increased by $267,000 or 11.9% compared to the same period in 2004. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff relating to the opening of our Bloomfield Borough Office, and increases in medical insurance. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, net occupancy & equipment expense increased $42,000, director and advisory board compensation increased $42,000, and ATM expense increased $31,000. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2005, total non-interest expense increased $143,000 compared to the third quarter of 2004. Employee compensation and benefits increased by $54,000, net occupancy & equipment expense increased by $15,000, ATM expense increased by $14,000, and other non-interest expense increased by $39,000 or 18.8% primarily due to the opening of the Bloomfield Borough Office in October of 2004. These were the principal reasons for the increase in total non-interest expense.

Income tax expense was $353,000 for the nine month time period ending September 30, 2005 compared to $426,000 for the same time period in 2004. Income tax expense as a percentage of income before income taxes was 20.0% for the period compared to 22.6% for 2004. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance. In 2005, these sources of tax-exempt income represented a larger portion of the Corporation’s pre-tax income thereby reducing the Corporation’s effective tax rate.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $213,055,000 in deposits at September 30, 2005, which increased $9,925,000 over total deposits of $203,130,000 at December 31, 2004. Other sources of liquidity at September 30, 2005 are available from the following: (1) investments in interest-bearing deposits with banks, which totaled $1,242,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $4,392,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $18,158,000 as of September 30, 2005, representing a $750,000 increase from December 31, 2004. The growth in capital was a result of net earnings retention of $1,010,000 partially offset by a decrease in accumulated other comprehensive income of $260,000. The other comprehensive loss during the period is due to the change in value of the Corporation’s available for sale securities. Management does not believe that this decline in value of securities is other than temporary.

At September 30, 2005, the Bank had a leverage ratio of 8.56%, a Tier I capital to risk-based assets ratio of 15.70% and a total capital to risk-based assets ratio of 16.59%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2004. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 11, 2005.

Item 4.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

FIRST COMMUNITY FINANCIAL CORPORATION (Registrant)

Date:	November 10, 2005	BY:	/s/ JAMES R. MCLAUGHLIN
James R. McLaughlin
President and Chief Executive Officer

Date:	November 10, 2005	BY:	/s/ RICHARD R. LEITZEL
Richard R. Leitzel
Vice President and Chief Financial Officer