Form 10-K
period 2005-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2006-03-14
CIK 763293

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code (717) 436-2144

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, $5.00 PAR VALUE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act (check one):

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2005 was $29,385,009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $5.00 per share, 1,400,000 shares outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2005 are incorporated by reference into Parts I and II. Portions of the Proxy Statement filed with respect to the First Community Financial Corporation 2006 Annual Meeting are incorporated by reference into Part III.

i

Description		Page

PART III - continued

Item 13.	Certain Relationships and Related Transactions	19

Item 14.	Principal Accountant Fees and Services	19

PART IV

Item 15.	Exhibits and Financial Statement Schedules	19

Signatures		25

ii

PART I

ITEM 1.	Business.

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

As of December 31, 2005, the Bank had total assets of $267.2 Million, total shareholders’ equity of $18.3 Million, and total deposits of $211.9 Million.

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

As of December 31, 2005, residential real estate loans represented 67.4% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by requiring private mortgage insurance for all residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 20.6%, commercial loans represented 8.0% and agricultural loans represented 0.9% of the total loan portfolio at December 31, 2005. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank controls risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans. Additionally, the Bank generally does not lend above 80% of the collateral value and does not have significant loan concentrations within any one business industry.

As of December 31, 2005, consumer installment loans represented 3.1% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal and corporate trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. For the year ended December 31, 2005, income from the Bank’s fiduciary activities amounted to $331,000 and the Bank had assets worth $67.1 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last three years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $201.8 million as of December 31, 2002 to $267.2 million as of December 31, 2005, funded primarily by an increase in the Bank’s total deposits over this period from $174.1 million to $211.9 million. Additionally, the Bank’s loans increased from $125.6 million to $161.8 million over this same period, while the Corporation’s net income remained steady at $2.1 million.

The growth in the Bank’s deposits and loans reflect its efforts to increase its market share in Juniata and Perry Counties and is largely attributable to the maturation of the Bank’s newer branches in East Waterford, Juniata County and Loysville, New Bloomfield and Shermans Dale, Perry County.

Market Area and Competition.

The Bank’s primary market area lies within Juniata and Perry Counties, Pennsylvania. By all indications, this region has good economic prospects. Juniata and Perry Counties had a combined population of approximately 66,000 in 2000, representing an increase from 1990 of 10.6% for Juniata County and 5.9% for Perry County. The primary industries in the region are agriculture and timber/woodworking. Unemployment rates in 2000 of 7.1% in Juniata County and 3.0% in Perry County reflect a relatively stable workforce. With a stable workforce and growing population, the Corporation believes that the region’s economic prospects are positive.

As of June 30, 2005, four commercial banks (the Bank, Juniata Valley Bank, Omega Bank, N.A. and Mifflinburg Bank & Trust Company) operated offices in Juniata County. Of all financial institutions operating in Juniata County, the Bank ranked first in terms of total deposits at June 30, 2005 with 41.29%. The Juniata Valley Bank followed closely with 41.18% and Omega Bank, N.A. ranked third with 11.06%. With the exception of Mifflinburg Bank & Trust, each of the institutions with which the Bank competes in Juniata County is substantially larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a wider variety of services than does the Bank.

In Perry County, the Bank faces competition from seven banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with approximately 29.53% of deposits at June 30, 2005, First National Bank of Newport, with approximately 21.34%, and First National Bank of Marysville with approximately 16.98%. The Bank has 12.22% of the deposits in Perry County.

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

Dividends.

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2005, the Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $4,602,000.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. On December 31, 2005, the Corporation and the Bank each exceeded the minimum capital levels of the well capitalized category.

Other Provisions of FDICIA.

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “covered institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at “covered institutions” must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution’s primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution’s primary regulator. The regulations define a “covered institution” as one with over $500 million in assets, which does not include the Bank.

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

The Deposit Insurance Funds Act of 1996 recapitalized SAIF and provided for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. Since 1999, BIF and SAIF share the FICO cost equally. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions. For the fourth quarter of 2005, the FICO assessment rate for BIF and SAIF was approximately 1.46 cents per $100 of deposits. The FICO bonds will mature in 2017-2019, ending the interest payment obligation.

In 2005, the Bank’s FDIC assessment was $27,000.

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

Employees

As of December 31, 2005, the Bank had a total of 65 full-time and 50 part-time employees.

Selected Statistical Information

Certain statistical information is included as part of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 34 through 49 of the Annual Report to Shareholders for the year ended December 31, 2005, attached to this Report as Exhibit 13 and incorporated herein by reference.

ITEM 1A.	Risk Factors.

There are a number of factors, including those specified below, that may adversely affect the Corporation’s business, financial results or stock price. Additional risks that the Corporation currently does not know about or currently views as immaterial may also impair the Corporation’s business or adversely impact its financial results or stock price.

Changes in interest rates may have an adverse effect on our profitability.

Our business is affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, which regulates the national money supply in order to manage recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits.

Interest income is the most significant component of our net income, accounting for approximately 88% of total revenues in 2004 and 87% of total revenues in 2005. The narrowing of interest rate spreads (the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings), could adversely affect our earnings and financial condition. Among other things, regional and local economic conditions as well as fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, may affect prevailing interest rates. We cannot predict or control changes in interest rates.

Changes in economic conditions and the composition of our loan portfolio could lead to higher loan charge-offs or an increase in our allowance for loan losses and may reduce our income.

Changes in national and regional economic conditions could impact the Bank’s loan portfolio. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas served by the Bank could depress our earnings and consequently our financial condition because:

•	customers may not want or need our products or services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline; and

•	the quality of our loan portfolio may decline.

Any of the later three scenarios could require the Bank to “charge-off” a higher percentage of its loans and/or increase its provision for loan and lease losses, which would reduce its income.

In addition, the amount of the Bank’s provision for loan losses and the percentage of loans it is required to “charge-off” may be impacted by the overall risk composition of the loan portfolio. While we believe that the Bank’s allowance for loan losses as of December 31, 2005 is sufficient to cover losses inherent in the loan portfolio on each of those dates, we cannot assure investors that the Bank will not be required in the future to increase its loan-loss provision or “charge-off” a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, which would thereby reduce our net income.

The competition we face is increasing and may reduce our customer base and negatively impact our results of operations.

There is significant competition among commercial banks in the market areas we serve. In addition, as a result of the deregulation of the financial industry, we also compete with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than us with respect to the products and services they provide. Some of our competitors, including certain super-regional and national bank holding companies that have made acquisitions in its market area, have greater resources than we have, and as such, may have higher lending limits and may offer other services we do not offer.

We also experience competition from a variety of institutions outside our market areas. Some of these institutions conduct business primarily over the internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Competition may adversely affect the interest rates we pay on deposits and charges on loans, thereby potentially adversely affecting our profitability. Our profitability depends upon our continued ability to successfully compete in the market areas we serve while achieving our investment objectives.

The supervision and regulation to which we are subject can be a competitive disadvantage.

We are a bank holding company, and the Bank is a national banking association whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). As a result, the company and the Bank are each subject to various regulations and examinations by various regulatory authorities. In general, statutes establish the corporate governance and permitted business activities, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, and capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to our ability to engage in new activities and to consummate additional acquisitions. In addition, we are subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on its business and profitability. While these statutes are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes increases our expenses, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to unregulated competitors.

The Corporation relies on dividends from the Bank for most of its revenue.

The Corporation is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

There is no established public market for our common stock.

There are presently no broker-dealers that make a market in our common stock. Consequently, shares of our common stock are traded from time to time in private transactions. There can be no assurance that at any given time any persons will be interested in acquiring shares of our common stock. Accordingly, persons interested in purchasing shares must be willing to bear the general economic risks of an investment in the shares for an indefinite period of time. Such risks include, among other things, changes in governmental rules and fiscal policies, changes in employment and other changes in the economy generally.

Our stock price can be volatile.

The price at which our common stock trades may fluctuate in response to numerous factors, including variations in our annual or quarterly financial results, or those of our competitors, changes by financial research analysts in their estimates of our earnings or our competitors earnings or our failure or that of our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting us, the Bank, or the industry. In addition, equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market price for many companies’ securities and have been unrelated to the operating performance of those companies. Any fluctuation may adversely affect the price at which our common stock may trade.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

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

The Bank also leases the space occupied by the Shermans Dale Branch, located at the intersection of Pa. Route 850 and Pa. Route 34 in Carroll Township. The initial term of this lease expired February 28, 2003. However, the Bank has exercised its annual options to renew the lease for an additional one-year term, which options ultimately extend through February 28, 2008.

Each of the Bank’s eleven banking offices is a full service office, ten of which provide drive-through teller and automated teller machine services.

ITEM 3.	Legal Proceedings.

Neither the Corporation nor the Bank is a party to any material pending legal proceeding other than routine legal proceedings incidental to its business.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Corporation had no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

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

Highest and Lowest Per Share

Prices for Common Stock

in Actual Private Transactions

Known to Corporation

	2005		2004
	High	Low	High	Low
First Quarter	$27.50	26.50	$24.00	24.00
Second Quarter	$29.50	28.00	$25.00	24.50
Third Quarter	$31.50	29.50	$25.00	25.00
Fourth Quarter	$33.00	30.50	$26.00	25.00

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 1,400,000 shares were outstanding at February 28, 2006. There are no shares of the Corporation’s common stock (i) that are subject to outstanding options, warrants or securities convertible into common stock; (ii) that could be sold pursuant to Rule 144 under the Securities Act or that the Corporation has agreed to register under the Securities Act for sale by security holders; or (iii) that are or have been proposed to be publicly offered by the Corporation. The Corporation has 551 shareholders of record as of February 28, 2006.

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

Cash Dividends Declared Per Share
2005 First Quarter	$0.0950
Second Quarter	0.0950
Third Quarter	0.1000
Fourth Quarter	0.1000

$0.3900
2004 First Quarter	$0.0850
Second Quarter	0.0850
Third Quarter	0.0900
Fourth Quarter	0.0900

$0.3500

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this Report and Note 11 to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2005 for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

The Corporation has not adopted any compensation plans, including individual compensation arrangements, under which shares of the Corporation’s common stock are authorized for issuance.

ITEM 6.	Selected Financial Data.

The selected five year financial data, included on page 49 of the Annual Report to Shareholders for the year ended December 31, 2005, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 34 through 49 of the Annual Report to Shareholders for the year ended December 31, 2005, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required to be disclosed by this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 47 of the Annual Report to Shareholders for the year ended December 31, 2005, attached to this Report as Exhibit 13 and incorporated herein by reference.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements included on pages 7 through 33 of the Annual Report to Shareholders for the year ended December 31, 2005 attached to this Report as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.	Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings.

There was no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 concerning the Corporation’s directors and executive officers is incorporated herein by reference from the sections captioned “Election of Directors,” “Biographical Summaries of Nominees and Directors,” “Executive Officers” and “Board Committees and Meeting Attendance – Audit-Compliance Committee” in First Community Financial Corporation’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A. The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Share Ownership of Management – Section 16(a) Beneficial Ownership Reporting Compliance” in First Community Financial Corporation’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

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

The information required by Item 11 is incorporated by reference from the sections captioned “Compensation of Directors,” and “Executive Compensation,” in First Community Financial Corporation’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Such incorporation by reference shall not be deemed to specifically incorporate by reference information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the sections captioned “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in First Community Financial Corporation’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from the section captioned “Transactions with Management” in First Community Financial Corporation’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section captioned “Independent Certified Public Accountants” in First Community Financial Corporation’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Corporation’s independent auditors is incorporated by reference from the section captioned “Board Committees and Meeting Attendance – Audit-Compliance Committee” in First Community Financial Corporation’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	List of financial statements:

The following consolidated financial statements of First Community Financial Corporation and its subsidiaries, included in the registrant’s annual report to shareholders for the year ended December 31, 2005, are incorporated by reference in Item 8:

(2)	List of financial statement schedules:

All financial statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)	Exhibits

The exhibits listed on the index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)	Exhibits:

Exhibit	Title
3.1

Articles of Incorporation of the Corporation. (Incorporated by reference to

Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 22, 1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated August 28, 1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Salary Continuation Agreement dated September 18, 1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Salary Continuation Agreement dated April 10, 2000 between Marcie A. Barber and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (5) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Salary Continuation Agreement dated November 5, 2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Deferred Fee Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Deferred Fee Agreement dated September 30, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9, 2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15	Director Deferred Fee Agreement dated April 9, 2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16	Director Deferred Fee Agreement dated April 9, 2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Richard Wible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26	Director Revenue Neutral Retirement Agreement dated March 31, 1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.27	Director Revenue Neutral Retirement Agreement dated March 24, 1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial statement schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION

Date: March 14, 2006	By:	/s/ Jody D. Graybill
Jody D. Graybill President (Principal Executive Officer)

Date: March 14, 2006	By:	/s/ Richard R. Leitzel
Richard R. Leitzel Vice President and Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Joseph E. Barnes, Sr.	Director	March 14, 2006

Joseph E. Barnes, Sr.

/s/ Nancy S. Bratton	Director	March 14, 2006

Nancy S. Bratton

/s/ John P. Henry	Director	March 14, 2006

John P. Henry

/s/ Samuel G. Kint	Director	March 14, 2006

Samuel G. Kint

/s/ James R. McLaughlin	Director	March 14, 2006

James R. McLaughlin

/s/ Clair E. McMillen	Director	March 14, 2006

Clair E. McMillen

/s/ Jody D. Graybill	President and Director	March 14, 2006

Jody D. Graybill

/s/ Charles C. Saner	Director	March 14, 2006

Charles C. Saner

/s/ Roger Shallenberger	Director	March 14, 2006

Roger Shallenberger

/s/ Lowell M. Shearer	Director	March 14, 2006

Lowell M. Shearer

/s/ Frank L. Wright	Director	March 14, 2006

Frank L. Wright