Form 10-Q
period 2006-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2006-05-12
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      to

Commission file number: 000-49736

FIRST COMMUNITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check One).

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of April 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash & Due from Banks	$6,370	$7,648
Interest Bearing Deposits with Banks	495	502
Federal Funds Sold	491	—

Cash & Cash Equivalents	7,356	8,150
Time Certificates of Deposit	2,972	2,972
Securities available for sale	51,865	52,140
Securities held to maturity, fair value 2006 $25,415; 2005 $24,810	25,472	24,824
Loans - Net of allowance for loan losses 2006 $1,263; 2005 $1,264	164,772	161,800
Premises and Equipment	7,485	7,625
Restricted investment in bank stocks	2,024	2,012
Investment in life insurance	4,552	4,514
Other Assets	3,078	3,120

TOTAL ASSETS	$269,576	$267,157

LIABILITIES
Deposits:
Non-Interest Bearing	$24,285	$25,508
Interest Bearing	192,442	186,436

Total Deposits	216,727	211,944
Short-Term Borrowings	5,502	8,937
Long-Term Borrowings	22,000	21,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	1,619	1,789

TOTAL LIABILITIES	251,003	248,825

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $5 par value; 10,000,000 shares authorized; 1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	11,770	11,492
Accumulated Other Comprehensive Loss	(442)	(405)

TOTAL SHAREHOLDERS’ EQUITY	18,573	18,332

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$269,576	$267,157

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Interest & Fees on Loans	$2,746	$2,417
Interest on Taxable Securities	539	469
Interest on Tax-Exempt Securities	208	205
Other Interest & Dividends	73	45

TOTAL INTEREST INCOME	3,566	3,136

INTEREST EXPENSE
Interest on Deposits	1,406	1,161
Interest on Short Term Borrowings	56	18
Interest on Long Term Borrowings	334	240

TOTAL INTEREST EXPENSE	1,796	1,419

NET INTEREST INCOME	1,770	1,717
Provision for Loan Losses	—	10

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,770	1,707
NON-INTEREST INCOME
Service Charges on Deposits	151	117
Fiduciary Activities	75	75
Earnings on Investment in Life Insurance	48	47
ATM and Debit Card Fees	102	82
Net Realized Gains on Sales of Securities	—	129
Other Income	42	34

TOTAL OTHER INCOME	418	484

NON-INTEREST EXPENSES
Employee Compensation & Benefits	872	856
Net Occupancy & Equipment	267	247
ATM Expense	71	64
Professional & Regulatory Fees	58	61
Director & Advisory Boards Compensation	72	69
Supplies & Postage	77	48
Other Non-Interest Expense	257	229

TOTAL NON-INTEREST EXPENSES	1,674	1,574

Income Before Income Taxes	514	617
Applicable income taxes	89	129

NET INCOME	$425	$488

Basic Earnings Per Share	$0.30	$0.35

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance December 31, 2004	$7,000	$245	$9,967	$196	$17,408
Comprehensive income:
Net Income			488		488
Net change in unrealized gains on securities available for sale, net of taxes				(325)	(325)

Total comprehensive income					163
Cash dividends, $.095 per share			(133)		(133)

Balance March 31, 2005	$7,000	$245	$10,322	$(129)	$17,438

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance December 31, 2005	$7,000	$245	$11,492	$(405)	$18,332
Comprehensive income:
Net Income			425		425
Net change in unrealized gains on securities available for sale, net of taxes				(37)	(37)

Total comprehensive income					388
Cash dividends, $.105 per share			(147)		(147)

Balance March 31, 2006	$7,000	$245	$11,770	$(442)	$18,573

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$425	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	10
Depreciation and amortization	147	147
Net amortization of securities premium	88	114
Net realized gains on sales of securities	—	(129)
Earnings on life insurance	(48)	(47)
Decrease (increase) in other assets	73	(163)
Decrease in other liabilities	(170)	(78)

Net cash provided by operating activities	515	342
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	1,270	865
Purchases	(1,970)	(2,874)
Securities available for sale:
Maturities, calls and principal repayments	3,015	2,395
Purchases	(2,834)	(1,948)
Proceeds from sales	—	145
Net increase in loans receivable	(2,972)	(58)
Net decrease (increase) in Federal Home Loan Bank stock	(12)	260
Purchases of premises and equipment	(7)	(236)
Proceeds from sale of foreclosed real estate	—	2

Net cash used in investing activities	(3,510)	(1,449)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in non-interest bearing demand and savings deposits	(1,223)	(155)
Net increase in time deposits	6,006	3,227
Net decrease in short-term borrowings	(3,435)	(1,234)
Proceeds from long-term borrowings	5,000	—
Repayment of long-term borrowings	(4,000)	—
Dividends paid	(147)	(133)

Net cash provided by financing activities	2,201	1,705

Net increase (decrease) in cash and cash equivalents	(794)	598
Cash and cash equivalents:
Beginning of year	8,150	8,106

End of period	$7,356	$8,704

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$1,331	$1,398

Cash payments for income taxes	$75	$—

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$24

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2005, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

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

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended March 31,
	2006	2005
Unrealized holding (losses) arising during the period	$(58)	$(374)
Reclassification of gains realized in net income	—	(129)

	(58)	(503)
Deferred income tax effect	21	178

Change in accumulated other comprehensive loss	$(37)	$(325)

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 1,400,000 in all periods presented.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $308,000 of standby letters of credit as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

Note F – New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the financial statements for the year ended December 31, 2005). The Corporation believes that of its significant accounting policies, the allowance for loan losses involves a higher degree of judgement and complexity.

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

Financial Condition

Total assets of the Corporation increased $2,419,000 or 0.9% during the first three months of 2006. Net loans increased $2,972,000 or 1.8% and securities increased by $373,000, partially offset by a decrease in cash and cash equivalents of $794,000 or 9.7% from December 31, 2005 to March 31, 2006.

Total deposits increased by $4,783,000 or 2.3% since year-end 2005. Short-term borrowings decreased by $3,435,000 or 38.4% during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation’s expansion and business development.

Results of Operations

Net income for the three month period ending March 31, 2006 was $425,000 or $0.30 per share compared to $488,000 or $0.35 per share for the same period in 2005. Annualized return on average equity was 9.29% for the first three months of 2006 and 11.43% for the same period in 2005. Annualized return on average assets was 0.65% for the first three months of 2006 and 0.80% for the same period in 2005.

Net interest income for the first three months of 2006 increased by $53,000 or 3.1% compared to the same period in 2005. For the first three months of 2006, the net interest margin on a fully tax equivalent (FTE) basis was 3.11% compared to 3.28% for the same period in 2005. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.46% from 2.79% in 2005 to 3.25% in 2006.

The Corporation did not record a provision for loan losses for the first three months of 2006 compared to $10,000 for the first three months of 2005. As a percentage of loans, the allowance for loan losses was 0.77% at March 31, 2006, compared to 0.78% at year-end 2005 and 0.84% at March 31, 2005. Impaired loans were $1,641,000 at March 31, 2006 compared to $1,336,000 at December 31, 2005, an increase of $305,000. The increase in impaired loans is a loan that is adequately collateralized and a minor, if any, loss is anticipated. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2006 decreased by $66,000 or 13.6% compared to the same period in 2005. Gains on sales of securities decreased by $129,000 compared to the first three months of 2005, which was partially offset by an increase in service charges on deposit accounts of $34,000 and an increase in ATM card fees of $20,000. The increase in service charges follows the introduction of our overdraft protection program which was instituted during the second quarter of 2005 and an increase in ATM fees for non-customers during the third quarter of 2005.

Total non-interest expense increased in the first three months of 2006 by $100,000 compared to the first three months of 2005. Employee compensation and benefits increased by $16,000 or 1.9% compared to the same period in 2005. Net occupancy and equipment expense increased $20,000, supplies and postage increase $29,000 and ATM expense increased $7,000. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $89,000 for the three month time period ending March 31, 2006 compared to $129,000 for the same time period in 2005. Income tax expense as a percentage of income before income taxes was 17.3% for the period compared to 20.9% for 2005. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance. Tax exempt income comprised a larger portion of pre-tax income in 2006 than 2005 resulting in a lower effective tax rate.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $216,727,000 in deposits at March 31, 2006, which increased $4,783,000 over total deposits of $211,944,000 at year-end 2005. Other sources of liquidity at March 31, 2006 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $986,000, (2) securities maturing in one year or less, which totaled $7,234,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $18,573,000 as of March 31, 2006, representing a $241,000 increase from December 31, 2005. The growth in capital was a result of net earnings retention of $278,000 offset by an increase in the accumulated other comprehensive loss of $37,000. The other comprehensive loss is due to the change in value of the Corporation’s available for sale securities. Management does not believe that this decline in value of securities is other than temporary.

At March 31, 2006, the Bank had a leverage ratio of 8.66%, a Tier I capital to risk-based assets ratio of 15.69% and a total capital to risk-based assets ratio of 16.55%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2005. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 14, 2006.

Item 4.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There are no material changes in the Corporation’s risk factors since December 31, 2005. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 14, 2006.

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date:	May 12, 2006	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date:	May 12, 2006	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer
(Principal Financial Officer)