Form 10-Q
period 2006-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2006-08-11
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of July 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	(unaudited)
	June 30, 2006	December 31, 2005
ASSETS
Cash & Due from Banks	$7,193	$7,648
Interest Bearing Deposits with Banks	462	502

Cash & Cash Equivalents	7,655	8,150
Time Certificates of Deposit	2,574	2,972
Securities available for sale	48,220	52,140
Securities held to maturity, fair value 2006 $ 25,226; 2005 $ 25,776	25,566	24,824
Loans - Net of allowance for loan losses 2006 $ 1,263; 2005 $ 1,264	171,055	161,800
Premises and Equipment	7,350	7,625
Restricted investment in bank stocks	2,144	2,012
Investment in life insurance	4,590	4,514
Other Assets	3,391	3,120

TOTAL ASSETS	$272,545	$267,157

LIABILITIES
Deposits:
Non-Interest Bearing	$22,397	$25,508
Interest Bearing	193,973	186,436

Total Deposits	216,370	211,944
Short-Term Borrowings	8,640	8,937
Long-Term Borrowings	22,000	21,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	1,676	1,789

TOTAL LIABILITIES	253,841	248,825

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5 par value; 10,000,000 shares authorized; 1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	12,110	11,492
Accumulated Other Comprehensive Loss	(651)	(405)

TOTAL SHAREHOLDERS’ EQUITY	18,704	18,332

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$272,545	$267,157

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest & Fees on Loans	$2,874	$2,461	$5,620	$4,878
Interest on Taxable Securities	530	500	1,069	969
Interest on Tax-Exempt Securities	221	217	429	422
Other Interest & Dividends	74	42	147	87

TOTAL INTEREST INCOME	3,699	3,220	7,265	6,356

INTEREST EXPENSE
Interest on Deposits	1,497	1,201	2,903	2,362
Interest on Short Term Borrowings	78	31	134	49
Interest on Long Term Borrowings	348	259	682	499

TOTAL INTEREST EXPENSE	1,923	1,491	3,719	2,910

NET INTEREST INCOME	1,776	1,729	3,546	3,446
Provision for Loan Losses	—	5	—	15

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,776	1,724	3,546	3,431

NON-INTEREST INCOME
Service Charges on Deposits	175	142	326	259
Fiduciary Activities	75	85	150	160
Earnings on Investment in Life Insurance	47	47	95	94
ATM Card Fees	112	91	214	173
Realized Gains (Losses) on Sales of Securities	(2)	—	(2)	129
Other Income	53	40	95	74

TOTAL OTHER INCOME	460	405	878	889

NON-INTEREST EXPENSES
Employee Compensation & Benefits	838	835	1,710	1,691
Net Occupancy & Equipment	274	242	541	489
ATM Expense	78	66	149	130
Professional & Regulatory Fees	36	63	94	124
Director & Advisory Boards Compensation	71	70	143	139
Supplies & Postage	67	63	144	111
Other Non-Interest Expenses	270	230	527	459

TOTAL NON-INTEREST EXPENSES	1,634	1,569	3,308	3,143

Income Before Income Taxes	602	560	1,116	1,177
Applicable Income Taxes	115	107	204	236

NET INCOME	$487	$453	$912	$941

Basic Earnings Per Share	$0.35	$0.32	$0.65	$0.67

Dividends Per Share	$0.105	$0.095	$0.21	$0.19

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2004	$7,000	$245	$9,967	$196	$17,408
Comprehensive income:
Net Income			941		941
Net change in unrealized losses on securities available for sale, net of taxes				(154)	(154)

Total comprehensive income					787

Cash dividends, $.19 per share			(266)		(266)

Balance June 30, 2005	$7,000	$245	$10,642	$42	$17,929

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance December 31, 2005	$7,000	$245	$11,492	$(405)	$18,332
Comprehensive income:
Net Income			912		912
Net change in unrealized losses on securities available for sale, net of taxes				(246)	(246)

Total comprehensive income					666

Cash dividends, $.21 per share			(294)		(294)

Balance June 30, 2006	$7,000	$245	$12,110	$(651)	$18,704

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$912	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	15
Depreciation and amortization	294	294
Net amortization of securities premium	124	226
Net realized loss (gain) on sales of securities	2	(129)
Earnings on life insurance	(95)	(94)
Increase in other assets	(122)	(355)
Decrease in other liabilities	(113)	(138)

Net cash provided by operating activities	1,002	760
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	3,154	1,315
Purchases	(3,959)	(3,723)
Securities available for sale:
Maturities, calls and principal repayments	8,174	6,117
Purchases	(4,801)	(11,256)
Proceeds from sales	108	145
Net increase in loans receivable	(9,255)	(1,993)
Net (increase) decrease in restricted investment in bank stocks	(132)	8
Purchases of premises and equipment	(19)	(386)
Net maturities of interest bearing time deposits	398	—
Proceeds from sale of foreclosed real estate	—	6

Net cash used in investing activities	(6,332)	(9,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in non-interest bearing demand and savings deposits	(3,111)	(496)
Net increase in time deposits	7,537	5,379
Net decrease in short-term borrowings	(297)	(710)
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(4,000)	—
Dividends paid	(294)	(266)

Net cash provided by financing activities	4,835	8,907

Net decrease in cash and cash equivalents	(495)	(100)
Cash and cash equivalents:
Beginning of year	8,150	8,106

End of period	$7,655	$8,006

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$3,498	$2,890

Cash payments for income taxes	$275	$284

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$24

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note C - Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Unrealized holding gains (losses) arising during the period	$(320)	$261	$(378)	$(113)
Reclassification of losses (gains) realized in net income	2	—	2	(129)

	(318)	261	(376)	(242)
Deferred income tax effect	109	(90)	130	88

Change in accumulated other comprehensive income (loss)	$(209)	$171	$(246)	$(154)

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,400,000 in 2006 and 2005.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $353,000 of standby letters of credit as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

Note F - New Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements. The Company does not believe that the adoption of FIN 48 will have a significant effect on its financial statements.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Corporation’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Corporation’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Corporation’s operations, (v) funding costs, and (vi) other external developments which could materially affect the Corporation’s business and operations.

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

Financial Condition

Total assets of the Corporation increased $5,388,000 or 2.0% during the first six months of 2006. Net loans increased $9,255,000 or 5.7% and securities decreased by $3,178,000 or 4.1% from December 31, 2005 to June 30, 2006.

Total deposits increased by $4,426,000 or 2.1% from December 31, 2005 and long-term borrowings increased by $1,000,000 or 4.8% during the same time period. The Corporation’s expansion and business development were primarily responsible for the deposit growth during the first six months of 2006.

Results of Operations

Net income for the six months ending June 30, 2006 was $912,000 or $0.65 per share compared to $941,000 or $0.67 per share for the same period in 2005. The major reason for the decrease in net income was the decrease in gains on sales of securities of $131,000 for the first six months of 2006 compared to 2005. Annualized return on average equity was 9.86% for the first six months of 2006 and 10.98% for the same period in 2005. Annualized return on average assets was 0.68% for the first six months of 2006 and 0.76% for the same period in 2005.

Net income for the quarter ending June 30, 2006 was $487,000 or $0.35 per share compared to $453,000 or $0.32 per share for the same period in 2005. Annualized return on average equity was 10.42% for the second quarter of 2006 and 10.54% for the same period in 2005. Annualized return on average assets was 0.72% for both the second quarter of 2006 and 2005.

Net interest income for the first six months of 2006 increased by $100,000 or 2.9% compared to the same period in 2005. This increase is primarily a result of increased volume of interest earning assets. For the first six months of 2006, the net interest margin on a fully tax equivalent (FTE) basis was 3.08% compared to 3.23%

for the same period in 2005. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.45% from 2.57% during the first six months of 2005 to 3.02% during the same time period in 2006.

Net interest income for the quarter ended June 30, 2006 increased by $47,000 compared to the same period in 2005. Net interest margin for the quarter ended June 30, 2006 was 3.05% compared to 3.20% during the same period in 2005. The increase in the yield on earning assets from 5.78% in the first six months of 2005 to 6.13% in 2006 was more than offset by the increase in the cost of funds from 2.58% during 2005 to 3.11% during 2006.

The Corporation recorded no provision for loan losses for the first six months of 2006 compared to $15,000 for the first six months of 2005. As a percentage of loans, the allowance for loan losses was 0.74% at June 30, 2006, compared to 0.78% at year-end 2005 and 0.84% at June 30, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2006 decreased by $11,000 or 1.2% compared to the same period in 2005. Gains on sales of securities decreased by $131,000, income from fiduciary activities decreased by $10,000, increased activity led to ATM card fees increasing by $41,000, and service charges on deposit accounts increased $67,000 during the first six months of 2006 compared to the same period in 2005. The increase in service charges follows the introduction of our overdraft protection program which was instituted during the second quarter of 2005.

Non-interest income for the quarter ending June 30, 2006 was $460,000 compared to $405,000 in 2005. This increase is primarily related to the increase in service charges on deposit accounts of $33,000, and an increase in ATM card fees of $21,000.

Total non-interest expense increased in the first six months of 2006 by $165,000 compared to the first six months of 2005. Employee compensation and benefits increased by $19,000 or 1.1% compared to the same period in 2005. Additional increases in employee compensation and benefits are anticipated as the Corporation continues to grow in size and number of locations. Also, net occupancy and equipment expense increased $52,000, supplies and postage increased $33,000, and ATM expense increased $19,000. As a result of decreased legal fees, professional fees decreased by $30,000. The increase in other non-interest expense is primarily the result of an increase in supplies and state shares tax of $61,000. As the Corporation continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2006, total non-interest expense increased $65,000 compared to the second quarter of 2005. Net occupancy & equipment expense increased by $32,000, ATM expense increased by $12,000, and other operating expenses increased by $40,000 primarily due to an increase in state shares tax and supplies of $22,000. These increases were somewhat offset by a decrease in professional fees of $27,000. These were the principal reasons for the increase in total non-interest expense.

Income tax expense was $204,000 for the six month time period ending June 30, 2006 compared to $236,000 for the same time period in 2005. Income tax expense as a percentage of income before income taxes was 18.3% for the period compared to 20.1% for 2005. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher in 2006 than 2005. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $216,370,000 in deposits at June 30, 2006, which increased $4,426,000 over total deposits of $211,944,000 at December 31, 2005. Other sources of liquidity at June 30, 2006 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $462,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $10,171,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers

Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $18,704,000 as of June 30, 2006, representing a $372,000 increase from December 31, 2005. The growth in capital was a result of net earnings retention of $618,000 partially offset by an increase in accumulated other comprehensive loss of $246,000. The other comprehensive loss during the period is due to the change in value of the Corporation’s available for sale securities. Management does not believe that this decline in value of securities is other than temporary.

At June 30, 2006, the Bank had a leverage ratio of 8.70%, a Tier I capital to risk-based assets ratio of 15.50% and a total capital to risk-based assets ratio of 16.34%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2005. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 14, 2006.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the annual shareholders’ meeting on April 11, 2006 the following directors were elected to Class C for a term of three years as follows:

	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
Samuel G. Kint	1,151,199	3,016	-0-
Clair E. McMillen	1,152,750	1,465	-0-
Roger Shallenberger	1,153,715	500	-0-
Lowell M. Shearer	1,153,715	500	-0-

The term of office of each of the following other directors continued after the meeting:

Class A Directors – Term expiring 2007

John P. Henry III

James R. McLaughlin

Frank L. Wright

Class B Directors – Term expiring 2008

Joseph E. Barnes, Sr.

Nancy S. Bratton

Jody D. Graybill

Charles C. Saner

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: August 11, 2006	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: August 11, 2006	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer
(Principal Financial Officer)