Form 10-Q
period 2006-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2006-11-14
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of October 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	(unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Cash & Due from Banks	$5,461	$7,648
Interest Bearing Deposits with Banks	493	502
Federal Funds Sold	115	—

Cash & Cash Equivalents	6,069	8,150
Time Certificates of Deposit	1,881	2,972
Securities available for sale	48,568	52,140
Securities held to maturity, fair value 2006 $ 24,493; 2005 $ 24,810	24,404	24,824
Loans - Net of allowance for loan losses 2006 $ 1,258; 2005 $ 1,264	176,962	161,800
Premises and Equipment	7,324	7,625
Restricted investment in bank stocks	2,181	2,012
Investment in life insurance	4,630	4,514
Other Assets	3,248	3,120

TOTAL ASSETS	$275,267	$267,157

LIABILITIES
Deposits:
Non-Interest Bearing	$22,971	$25,508
Interest Bearing	196,104	186,436

Total Deposits	219,075	211,944
Short-Term Borrowings	7,720	8,937
Long-Term Borrowings	22,000	21,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	1,932	1,789

TOTAL LIABILITIES	255,882	248,825

SHAREHOLDERS’ EQUITY
Preferred stock, without par value;
10,000,000 shares authorized and unissued	—	—
Common stock, $ 5 par value;
10,000,000 shares authorized;
1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	12,464	11,492
Accumulated Other Comprehensive Loss	(324)	(405)

TOTAL SHAREHOLDERS’ EQUITY	19,385	18,332

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$275,267	$267,157

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest & Fees on Loans	$2,987	$2,555	$8,607	$7,433
Interest on Taxable Securities	536	518	1,605	1,487
Interest on Tax-Exempt Securities	215	219	644	641
Other Interest & Dividends	68	63	215	150

TOTAL INTEREST INCOME	3,806	3,355	11,071	9,711

INTEREST EXPENSE
Interest on Deposits	1,600	1,292	4,503	3,654
Interest on Short Term Borrowings	94	31	228	80
Interest on Long Term Borrowings	354	297	1,036	796

TOTAL INTEREST EXPENSE	2,048	1,620	5,767	4,530

NET INTEREST INCOME	1,758	1,735	5,304	5,181
Provision for Loan Losses	—	—	—	15

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,758	1,735	5,304	5,166

NON-INTEREST INCOME
Service Charges on Deposits	186	164	512	423
Fiduciary Activities	90	75	240	235
Earnings on Investment in Life Insurance	50	48	145	142
ATM Card Fees	123	105	337	278
Realized Gains on Sales of Securities	24	—	22	129
Other Income	61	43	156	117

TOTAL OTHER INCOME	534	435	1,412	1,324

NON-INTEREST EXPENSES
Employee Compensation & Benefits	821	819	2,531	2,510
Net Occupancy & Equipment	296	246	837	735
ATM Expense	82	70	231	200
Professional & Regulatory Fees	63	68	157	192
Director & Advisory Boards Compensation	68	71	211	210
Supplies & Postage	60	57	204	168
Other Non-Interest Expenses	267	247	794	706

TOTAL NON-INTEREST EXPENSES	1,657	1,578	4,965	4,721

Income Before Income Taxes	635	592	1,751	1,769
Applicable Income Taxes	127	117	331	353

NET INCOME	$508	$475	$1,420	$1,416

Basic Earnings Per Share	$0.36	$0.34	$1.01	$1.01

Dividends Per Share	$0.11	$0.10	$0.32	$0.29

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2004	$7,000	$245	$9,967	$196	$17,408
Comprehensive income:
Net Income			1,416		1,416
Net change in unrealized losses on securities available for sale, net of taxes				(260)	(260)

Total comprehensive income					1,156

Cash dividends, $.29 per share			(406)		(406)

Balance September 30, 2005	$7,000	$245	$10,977	$(64)	$18,158

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2005	$7,000	$245	$11,492	$(405)	$18,332
Comprehensive income:
Net Income			1,420		1,420
Net change in unrealized losses on securities available for sale, net of taxes				81	81

Total comprehensive income					1,501

Cash dividends, $.32 per share			(448)		(448)

Balance September 30, 2006	$7,000	$245	$12,464	$(324)	$19,385

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,420	$1,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	15
Depreciation and amortization	441	441
Net amortization of securities premium	166	354
Net realized gains on sales of securities	(22)	(129)
Earnings on life insurance	(145)	(142)
Increase in other assets	(133)	(737)
Increase in other liabilities	143	131

Net cash provided by operating activities	1,870	1,349
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	4,973	1,850
Purchases	(4,636)	(4,141)
Securities available for sale:
Maturities, calls and principal repayments	11,399	11,638
Purchases	(7,881)	(14,695)
Proceeds from sales	108	145
Net increase in loans receivable	(15,162)	(8,765)
Net increase in restricted investment in bank stocks	(169)	(52)
Purchases of premises and equipment	(140)	(616)
Net maturities (purchases) of interest bearing time deposits	1,091	(990)
Proceeds from sale of foreclosed real estate	—	59

Net cash used in investing activities	(10,417)	(15,567)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in non-interest bearing demand and savings deposits	(2,537)	(1,027)
Net increase in time deposits	9,668	10,952
Net increase (decrease) in short-term borrowings	(1,217)	850
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(4,000)	—
Dividends paid	(448)	(406)

Net cash provided by financing activities	6,466	15,369

Net increase (decrease) in cash and cash equivalents	(2,081)	1,151
Cash and cash equivalents:
Beginning of year	8,150	8,106

End of period	$6,069	$9,257

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$5,693	$4,518

Cash payments for income taxes	$394	$384

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$132

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note C – Comprehensive Loss

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Unrealized holding gains (losses) arising during the period	$515	$(158)	$137	$(271)
Reclassification of gains realized in net income	(24)	—	(22)	(129)

	491	(158)	115	(400)
Deferred income tax effect	(164)	52	(34)	140

Change in accumulated other comprehensive income	$327	$(106)	$81	$(260)

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,400,000 in 2006 and 2005.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $368,000 of standby letters of credit as of September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have any effect on its financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements. The Company does not believe that the adoption of FIN 48 will have a significant effect on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company currently has no plans subject to SFAS 158.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

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

Financial Condition

Total assets of the Corporation increased $8,110,000 or 3.0% during the first nine months of 2006. Net loans increased $15,162,000 or 9.4% while securities decreased by $3,992,000 or 5.2% from December 31, 2005 to September 30, 2006. The loan growth was principally in the Bank’s residential loan portfolio.

Total deposits increased by $7,131,000 or 3.4% from December 31, 2005 and long-term borrowings increased by $1,000,000 or 4.8% during the same time period. The Corporation’s expansion and business development were primarily responsible for the deposit growth during the first nine months of 2006. The bulk of the deposit growth was in time certificates of deposit.

Results of Operations

Net income for the nine months ending September 30, 2006 was $1,420,000 or $1.01 per share compared to $1,416,000 or $1.01 per share for the same period in 2005. Annualized return on average equity was 10.12% for the first nine months of 2006 and 10.69% for the same period in 2005. Annualized return on average assets was 0.70% for the first nine months of 2006 and 0.75% for the same period in 2005.

Net income for the quarter ending September 30, 2006 was $508,000 or $0.36 per share compared to $475,000 or $0.34 per share for the same period in 2005. Annualized return on average equity was 10.63% for the third quarter of 2006 and 10.43% for the same period in 2005. Annualized return on average assets for the third quarter was 0.74% compared to 0.72% during the third quarter of 2005.

Net interest income for the first nine months of 2006 increased by $123,000 or 2.4% compared to the same period in 2005. This increase is primarily a result of increased volume of interest earning assets as well as an increase in the yield on earning assets partially offset by an increase in the volume of interest bearing liabilities and an increase in the cost of those liabilities. For the first nine months of 2006, the net interest margin on a fully tax equivalent (FTE) basis was 3.04% compared to 3.18% for the same period in 2005. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.48% from 2.61% during the first nine months of 2005 to 3.09% during the same time period in 2006.

Net interest income for the quarter ended September 30, 2006 increased by $23,000 compared to the same period in 2005. Net interest margin for the quarter ended September 30, 2006 was 2.96% compared to 3.08% during the same period in 2005. The increase in the yield on earning assets of 0.42% from 5.76% during the third quarter of 2005 to 6.18% during the same period in 2006 was offset by the increase in the cost of funds of 0.54% from 2.68% during the third quarter of 2005 to 3.22% during the same time period in 2006. Given the current interest rate scenario, expectations are for the net interest margin to remain relatively stable for the next few quarters.

The Corporation recorded no provision for loan losses for the first nine months of 2006 compared to $15,000 for the first nine months of 2005. As a percentage of loans, the allowance for loan losses was 0.71% at September 30, 2006, compared to 0.78% at year-end 2005 and 0.81% at September 30, 2005. The decrease in the allowance for loan loss percentage is due to the increase in loan volume with 71.2 % of that increase in residential real estate secured loans. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. After reviewing the growth in the loan portfolio as well as the other factors listed above, management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first nine months of 2006 increased by $88,000 or 6.6% compared to the same period in 2005. Gains on sales of securities decreased by $107,000, increased activity led to ATM card fees increasing by $59,000, and service charges on deposit accounts increased by $89,000 during the first nine months of 2006 compared to the same period in 2005. The increase in service charges follows the introduction of our overdraft protection program which was instituted during the second quarter of 2005.

Non-interest income for the quarter ending September 30, 2006 was $534,000 compared to $435,000 in 2005. This increase is primarily related to the increase in service charges on deposit accounts of $22,000, an increase in ATM card fees of $18,000, an increase of $15,000 in income from fiduciary activities, and an increase in gains on sales of securities of $24,000.

Total non-interest expense increased in the first nine months of 2006 by $244,000 or 5.2% compared to the first nine months of 2005. Net occupancy & equipment expense increased $102,000 or 13.9% primarily as a result of an increase in maintenance fees and equipment repairs, supplies and postage expense increased $36,000, ATM expense increased $31,000, and other operating expenses increased $88,000 or 12.5% primarily as a result of increased loan collection costs, advertising costs, and internet banking costs. These increases were offset by a decrease in professional fees of $ 35,000. As the Corporation continues to add new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2006, total non-interest expense increased $79,000 compared to the third quarter of 2005. This increase was reflected in net occupancy & equipment expense increasing by $50,000 as a result of increasing maintenance fees and equipment repairs, ATM expense increasing by $12,000, and other non-interest expense increasing by $20,000.

Income tax expense was $331,000 for the nine month time period ending September 30, 2006 compared to $353,000 for the same time period in 2005. Income tax expense as a percentage of income before income taxes was 18.9% for the period compared to 20.0% for 2005. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance. In 2006, these sources of tax-exempt income represented a larger portion of the Corporation’s pre-tax income thereby reducing the Corporation’s effective tax rate.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $219,075,000 in deposits at September 30, 2006, which increased $7,131,000 over total deposits of $211,944,000 at December 31, 2005. Other sources of liquidity at September 30, 2006 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $608,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $8,493,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $19,385,000 as of September 30, 2006, representing a $1,053,000 increase from December 31, 2005. The growth in capital was a result of net earnings retention of $972,000 and a decrease in the accumulated other comprehensive loss of $81,000. The other comprehensive income during the period is due to the change in value of the Corporation’s available for sale securities.

At September 30, 2006, the Bank had a leverage ratio of 8.79%, a Tier I capital to risk-based assets ratio of 15.45% and a total capital to risk-based assets ratio of 16.26%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2005. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 14, 2006.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2006	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: November 14, 2006	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer
(Principal Financial Officer)