Form 10-K
period 2006-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2007-03-13
CIK 763293

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act (check one):

Large Accelerated Filer  ☐    Accelerated filer  ☐    Non-accelerated Filer  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2006 was $32,168,178

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $5.00 per share, 1,400,000 shares outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2006 are incorporated by reference into Parts I and II. Portions of the Proxy Statement filed with respect to the First Community Financial Corporation 2007 Annual Meeting are incorporated by reference into Part III.

i

ii

PART I

ITEM 1.	Business.

First Community Financial Corporation (the “Corporation”) is a one bank holding company incorporated under the laws of the Commonwealth of Pennsylvania and registered under the Bank Holding Company Act of 1956, as amended. The Corporation is headquartered in Mifflintown, Pennsylvania and was organized on November 13, 1984 for the purpose of acquiring The First National Bank of Mifflintown (the “Bank”) as a wholly-owned national bank subsidiary. The Corporation’s principal activity consists of owning and supervising the Bank, which is engaged in providing banking and banking related services in central Pennsylvania, principally in Juniata and Perry Counties. The day-to-day management of the Bank is conducted by its officers, subject to review by its Board of Directors. Each Director of the Corporation also is a Director of the Bank. The Corporation derives substantially all of its current income from the Bank. The Corporation also has made certain investments in other Pennsylvania banking institutions, the dividends on which also are included in our current income.

The First National Bank of Mifflintown.

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

As of December 31, 2006, the Bank had total assets of $278.5 Million, total shareholders’ equity of $19.7 Million, and total deposits of $222.4 Million.

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

As of December 31, 2006, residential real estate loans represented 67.8% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by requiring private mortgage insurance for certain residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 19.9%, commercial, financial, agricultural loans represented 9.3% of the total loan portfolio at December 31, 2006. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank controls risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans. Additionally, the Bank generally does not lend above 80% of the collateral value and does not have significant loan concentrations within any one business industry.

As of December 31, 2006, consumer installment loans represented 3.0% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal and corporate trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. For the year ended December 31, 2006, income from the Bank’s fiduciary activities amounted to $344,000 and the Bank had assets worth $82.2 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last five years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $182.5 million as of December 31, 2001 to $278.5 million as of December 31, 2006, funded primarily by an increase in the Bank’s total deposits over this period from $154.0 million to $222.4 million. Additionally, the Bank’s loans increased from $114.8 million to $177.9 million over this same period, while the Corporation’s net income varied between $1.8 million and $2.1 million.

The growth in the Bank’s deposits and loans reflect its efforts to increase its market share in Juniata and Perry Counties and is largely attributable to the maturation of the Bank’s newer branches in East Waterford, Juniata County and Loysville, New Bloomfield, Shermans Dale, and Bloomfield Borough, Perry County.

Market Area and Competition.

The Bank’s market area lies within Juniata and Perry Counties, Pennsylvania. By all indications, this region has good economic prospects. Juniata and Perry Counties had a combined population of approximately 68,000 in 2003, representing an increase from 2000 of 1.5% for Juniata County and 3.9% for Perry County. The primary industries in the region are agriculture and timber/woodworking. Unemployment rates in 2003 of 4.9% in Juniata County and 5.0% in Perry County reflect a relatively stable workforce. With a stable workforce and growing population, the Corporation believes that the region’s economic prospects are positive.

As of June 30, 2006, four commercial banks (the Bank, Juniata Valley Bank, Omega Bank, N.A. and Mifflinburg Bank & Trust Company) operated offices in Juniata County. Of all financial institutions operating in Juniata County, the Bank ranked first in terms of total deposits at June 30, 2006 with 42.73%. The Juniata Valley Bank followed closely with 41.05% and Omega Bank, N.A. ranked third with 10.54%. With the exception of Mifflinburg Bank & Trust, each of the institutions with which the Bank competes in Juniata County is substantially larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a wider variety of services than does the Bank.

In Perry County, the Bank faces competition from seven banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with approximately 29.41% of deposits at June 30, 2006, First National Bank of Newport, with approximately 20.83%, and First National Bank of Marysville with approximately 16.74%. The Bank has 12.27% of the deposits in Perry County as of June 30, 2006.

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

Dividends.

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2006, the Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $4,733,000.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. On December 31, 2006, the Corporation and the Bank each exceeded the minimum capital levels of the well capitalized category.

Other Provisions of FDICIA.

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of depository institutions with assets of $500 million or more must consist of a majority of outside directors and the audit committee of depository institutions with $1 billion or more in total assets must consist entirely of outside directors. In addition, an institution must notify the FDIC and the institution’s primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution’s primary regulator.

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

Under FDICIA, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Depository institutions with assets in excess of $500 million must be examined on-site annually by their primary federal or state regulator or the FDIC.

FDIC Insurance and Assessments.

Deposit accounts in The First National Bank of Mifflintown are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations for considering an increase in the insurance limits on all deposit accounts (including retirement accounts) every five years starting in 2011 based, in part, on inflation, and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the FDIC, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

In 2006, the Bank’s FDIC assessment was $27,000.

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

Financial Services Modernization Legislation.

The Gramm-Leach-Bliley Act of 1999 has had and will continue to have a significant impact on all financial institutions, including banks. The impact of the act is two-fold. First, the Act has swept away much of the regulatory structure established in the 1930’s under the Glass-Steagall Act. The law creates opportunities for banks, other depository institutions, insurance companies, and securities firms to enter into business combinations that permit a single financial services organization to offer customers a complete array of financial products. The result will be increased competition in the market place for banks and other financial institutions, tempered by an enhanced ability to compete in this new market. Banks, insurance companies and securities firms may now affiliate through a “financial holding company” and engage in a broad range of activities authorized by the Federal Reserve Board and the Department of Treasury. The new activities that the Act permits for financial holding companies and their affiliates are those that are financial in nature or incidental to financial activities, including insurance underwriting, investment banking, investment advisory services and securities brokerage services. The Federal Reserve maintains the authority to require that the financial holding company remain well capitalized and well managed. We have not elected to become a financial holding company.

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

Employees

As of December 31, 2006, the Bank had a total of 67 full-time and 48 part-time employees.

Selected Statistical Information

Certain statistical information is included as part of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 32 through 48 of the Annual Report to Shareholders for the year ended December 31, 2006, attached to this Report as Exhibit 13 and incorporated herein by reference.

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

Interest income is the most significant component of our net income, accounting for approximately 87.1% of total revenues in 2005 and 88.6% of total revenues in 2006. The narrowing of interest rate spreads (the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings), could adversely affect our earnings and financial condition. Among other things, regional and local economic conditions as well as fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, may affect prevailing interest rates. We cannot predict or control changes in interest rates.

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

Any of the later three scenarios could require the Bank to charge-off a higher percentage of its loans and/or increase its provision for loan and lease losses, which would reduce its income.

In addition, the amount of the Bank’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. While we believe that the Bank’s allowance for loan losses as of December 31, 2006 is sufficient to cover losses inherent in the loan portfolio on each of those dates, we cannot assure investors that the Bank will not be required in the future to increase its loan-loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, which would thereby reduce our net income.

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

The Corporation had no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

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

Highest and Lowest Per Share

Prices for Common Stock

in Actual Private Transactions

Known to Corporation

	2006		2005
	High	Low	High	Low
First Quarter	$31.00	30.00	$27.50	26.50

Second Quarter	$31.00	30.50	$29.50	28.00

Third Quarter	$32.00	30.50	$31.50	29.50

Fourth Quarter	$31.50	29.70	$33.00	30.50

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 1,400,000 shares were outstanding at February 28, 2007. There are no shares of the Corporation’s common stock (i) that are subject to outstanding options, warrants or securities convertible into common stock; (ii) that could be sold pursuant to Rule 144 under the Securities Act or that the Corporation has agreed to register under the Securities Act for sale by security holders; or (iii) that are or have been proposed to be publicly offered by the Corporation. The Corporation has 573 shareholders of record as of February 28, 2007.

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

Cash Dividends Declared Per Share
2006 First Quarter	$0.1050
Second Quarter	0.1050
Third Quarter	0.1100
Fourth Quarter	0.1100

$0.4300

2005 First Quarter	$0.0950
Second Quarter	0.0950
Third Quarter	0.1000
Fourth Quarter	0.1000

$0.3900

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this Report and Note 11 to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2006 for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

The Corporation has not adopted any compensation plans, including individual compensation arrangements, under which shares of the Corporation’s common stock are authorized for issuance.

ITEM 6.	Selected Financial Data.

The selected five year financial data, included on page 48 of the Annual Report to Shareholders for the year ended December 31, 2006, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 32 through 48 of the Annual Report to Shareholders for the year ended December 31, 2006, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required to be disclosed by this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 46 of the Annual Report to Shareholders for the year ended December 31, 2006, attached to this Report as Exhibit 13 and incorporated herein by reference.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements included on pages 5 through 31 of the Annual Report to Shareholders for the year ended December 31, 2006 attached to this Report as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.	Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings.

There was no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 concerning the Corporation’s directors and executive officers is incorporated herein by reference from the sections captioned “Election of Directors,” “Biographical Summaries of Nominees and Directors,” “Nominating Process,” “Information about Executive Officers” and “Board Committees and Meeting Attendance – Audit Committee” in First Community Financial Corporation’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A. The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in First Community Financial Corporation’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

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

The information required by Item 11 is incorporated by reference from the sections captioned “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments upon Termination,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in First Community Financial Corporation’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the sections captioned “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in First Community Financial Corporation’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from the sections captioned “Transactions with Management” and “Director Independence” in First Community Financial Corporation’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section captioned “Independent Certified Public Accountants” in First Community Financial Corporation’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Corporation’s independent auditors is incorporated by reference from the section captioned “Board Committees and Meeting Attendance – Audit Committee” in First Community Financial Corporation’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	List of financial statements:

The following consolidated financial statements of First Community Financial Corporation and its subsidiaries, included in the registrant’s annual report to shareholders for the year ended December 31, 2006, are incorporated by reference in Item 8:

Consolidated Balance Sheets: December 31, 2006 and 2005.

Consolidated Statements of Income: Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity: Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows: Years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

(2)	List of financial statement schedules:

All financial statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)	Exhibits

The exhibits listed on the index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)	Exhibits:

Exhibit	Title
3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 22, 1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated August 28, 1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Salary Continuation Agreement dated September 18, 1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Salary Continuation Agreement dated November 5, 2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Director Deferred Fee Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Deferred Fee Agreement dated September 30, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Deferred Fee Agreement dated April 9, 2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9, 2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15	Director Deferred Fee Agreement dated April 9, 2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Richard Wible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25	Director Revenue Neutral Retirement Agreement dated March 31, 1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26	Director Revenue Neutral Retirement Agreement dated March 24, 1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

31.1	Certification of President and Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial statement schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION

Date: March 13, 2007	By:	/s/ Jody D. Graybill
Jody D. Graybill, President
(Principal Executive Officer)

Date: March 13, 2007	By:	/s/ Richard R. Leitzel
Richard R. Leitzel, Vice President
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Joseph E. Barnes, Sr.	Director	March 13, 2007
Joseph E. Barnes, Sr.

/s/ Nancy S. Bratton	Director	March 13, 2007
Nancy S. Bratton

/s/ John P. Henry	Director	March 13, 2007
John P. Henry

/s/ Samuel G. Kint	Director	March 13, 2007
Samuel G. Kint

/s/ James R. McLaughlin	Director	March 13, 2007
James R. McLaughlin

/s/ Clair E. McMillen	Director	March 13, 2007
Clair E. McMillen

/s/ Jody D. Graybill	President and Director	March 13, 2007
Jody D. Graybill

/s/ Charles C. Saner	Director	March 13, 2007
Charles C. Saner

/s/ Roger Shallenberger	Director	March 13, 2007
Roger Shallenberger

/s/ Lowell M. Shearer	Director	March 13, 2007
Lowell M. Shearer

/s/ Frank L. Wright	Director	March 13, 2007
Frank L. Wright