Form 10-Q
period 2007-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2007-05-10
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

(717) 436-2144

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of April 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars In Thousands, Except Per Share Data)

	March 31, 2007	December 31, 2006
ASSETS
Cash & Due from Banks	$7,458	$8,021
Interest Bearing Deposits with Banks	982	721
Federal Funds Sold	2,542	3,690

Cash & Cash Equivalents	10,982	12,432
Time Certificates of Deposit	1,485	1,485
Securities available for sale	53,752	48,955
Securities held to maturity, fair value 2007 $ 21,710; 2006 $ 21,174	21,596	21,073
Loans—Net of allowance for loan losses 2007 $ 1,219; 2006 $ 1,230	178,302	177,930
Premises and Equipment, Net	7,101	7,213
Restricted investment in bank stocks	1,912	2,069
Investment in life insurance	4,706	4,665
Other Assets	2,656	2,698

TOTAL ASSETS	$282,492	$278,520

LIABILITIES
Deposits:
Non-Interest Bearing	$25,422	$23,329
Interest Bearing	204,455	199,045

Total Deposits	229,877	222,374
Short-Term Borrowings	7,658	7,417
Long-Term Borrowings	18,000	22,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	1,771	1,900

TOTAL LIABILITIES	262,461	258,846

SHAREHOLDERS’ EQUITY
Preferred stock, without par value;
10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value;
10,000,000 shares authorized;
1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	12,904	12,634
Accumulated Other Comprehensive Loss	(118)	(205)

TOTAL SHAREHOLDERS’ EQUITY	20,031	19,674

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$282,492	$278,520

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Interest & Fees on Loans	$3,065	$2,746
Interest on Taxable Securities	577	539
Interest on Tax-Exempt Securities	194	208
Other Interest & Dividends	121	73

TOTAL INTEREST INCOME	3,957	3,566

INTEREST EXPENSE
Interest on Deposits	1,817	1,406
Interest on Short-Term Borrowings	89	56
Interest on Long-Term Borrowings	324	334

TOTAL INTEREST EXPENSE	2,230	1,796

NET INTEREST INCOME	1,727	1,770
Provision for Loan Losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,727	1,770

NON-INTEREST INCOME
Service Charges on Deposits	173	151
Fiduciary Activities	100	75
Earnings on Investment in Life Insurance	52	48
ATM and Debit Card Fees	108	102
Realized Gains on Sales of Foreclosed Real Estate	22	—
Other Income	49	42

TOTAL OTHER INCOME	504	418

NON-INTEREST EXPENSES
Employee Compensation & Benefits	851	872
Net Occupancy & Equipment	288	267
ATM Expense	83	71
Professional & Regulatory Fees	78	47
Director & Advisory Boards Compensation	75	72
Supplies & Postage	68	77
Other Non-Interest Expense	259	268

TOTAL NON-INTEREST EXPENSES	1,702	1,674

Income Before Income Taxes	529	514
Applicable income taxes	98	89

NET INCOME	$431	$425

Basic Earnings Per Share	$0.31	$0.30

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2006	$7,000	$245	$12,634	$(205)	$19,674
Comprehensive income:
Net Income			431		431
Net change in unrealized gains on securities available for sale, net of taxes				87	87

Total comprehensive income					518
Cash dividends, $.115 per share			(161)		(161)

Balance March 31, 2007	$7,000	$245	$12,904	$(118)	$20,031

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$431	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Depreciation and amortization	141	147
Net amortization of securities premium	—	88
Net realized gain on sales of foreclosed real estate	(22)	—
Earnings on life insurance	(52)	(48)
(Increase) decrease in other assets	(200)	73
Decrease in other liabilities	(129)	(170)

Net cash provided by operating activities	169	515

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	977	1,270
Purchases	(1,487)	(1,970)
Securities available for sale:
Maturities, calls and principal repayments	2,983	3,015
Purchases	(7,685)	(2,834)
Proceeds from sales	26	—
Net increase in loans receivable	(380)	(2,972)
Net (increase) decrease in Federal Home Loan Bank stock	157	(12)
Purchases of premises and equipment	(29)	(7)
Proceeds from sale of foreclosed real estate	236	—

Net cash used in investing activities	(5,202)	(3,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand and savings deposits	2,093	(1,223)
Net increase in time deposits	5,410	6,006
Net increase (decrease) in short-term borrowings	241	(3,435)
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(9,000)	(4,000)
Dividends paid	(161)	(147)

Net cash provided by financing activities	3,583	2,201

Net decrease in cash and cash equivalents	(1,450)	(794)
Cash and cash equivalents:
Beginning of year	12,432	8,150

End of period	$10,982	$7,356

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$2,260	$1,780

Cash payments for income taxes	$160	$75

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$8	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2006, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2007.

Note B – Accounting Policies

The accounting policies of the Corporation as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Corporation’s Form 10-K.

Note C – Comprehensive Income (Loss)

The only other comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended March 31,
	2007	2006
Unrealized holding gains (losses) arising during the period	$134	$(58)
Reclassification of gains realized in net income	—	—

	134	(58)
Deferred income tax effect	(47)	21

Change in accumulated other comprehensive loss	$87	$(37)

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 1,400,000 in all periods presented.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $205,000 of standby letters of credit as of March 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

Note F – New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for the Corporation on January 1, 2007. The adoption of SFAS 156 did not affect the Corporation’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for the Corporation on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation’s adoption of FIN 48 did not have a significant effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for the Corporation on January 1, 2008, and for interim periods within those fiscal years. The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to chose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for our Corporation on January 1, 2008. The Corporation has not early adopted this standard, and is presently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the financial statements for the year ended December 31, 2006). The Corporation believes that of its significant accounting policies, the allowance for loan losses involves a higher degree of judgement and complexity.

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

Financial Condition

Total assets of the Corporation increased $3,972,000 or 1.4% during the first three months of 2007. Net loans increased $372,000 or 0.2%, and securities increased by $5,320,000 or 7.6%, partially offset by a decrease in cash and cash equivalents of $1,450,000 or 11.7% from December 31, 2006 to March 31, 2007.

Total deposits increased by $7,503,000 or 3.4% since year-end 2006. Short-term borrowings increased by $241,000 or 3.2%, while long-term debt decreased by 4,000,000 or 18.2% during the same time period. The current rate environment contributed to the growth in deposits, along with the Corporation’s expansion and business development.

Results of Operations

Net income for the three month period ending March 31, 2007 was $431,000 or $0.31 per share compared to $425,000 or $0.30 per share for the same period in 2006. Annualized return on average equity was 8.80% for the first three months of 2007 and 9.29% for the same period in 2006. Annualized return on average assets was 0.63% for the first three months of 2007 and 0.65% for the same period in 2006.

Net interest income for the first three months of 2007 decreased by $43,000 or 2.4% compared to the same period in 2006. For the first three months of 2007, the net interest margin on a fully tax equivalent (FTE) basis was 2.90% compared to 3.11% for the same period in 2006. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.62% from 3.25% in 2006 to 3.87% in 2007.

The Corporation did not record a provision for loan losses for the first three months of either 2006 or 2007. As a percentage of loans, the allowance for loan losses was 0.68% at March 31, 2007, compared to 0.69% at year-end 2006 and 0.77% at March 31, 2006. Impaired loans were $1,914,000 at March 31, 2007 the same as at December 31, 2006. Impaired loans are adequately collateralized and a minor, if any, loss is anticipated. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2007 increased by $86,000 or 20.6% compared to the same period in 2006. Service charges on deposit accounts increased $22,000, income from fiduciary activities increased $25,000 and gains on sales of foreclosed real estate increased $22,000 during the first three months of 2007 compared to the same period in 2006.

Total non-interest expense increased in the first three months of 2007 by $28,000 compared to the first three months of 2006. Employee compensation and benefits decreased by $21,000 or 2.4% compared to the same period in 2006. Net occupancy and equipment expense increased $21,000, professional fees increased by $31,000 and ATM expense increased $12,000. As the Corporation continues to add new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $98,000 for the three month time period ending March 31, 2007 compared to $89,000 for the same time period in 2006. Income tax expense as a percentage of income before income taxes was 18.5% for the period compared to 17.3% for 2006. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance. Tax exempt income comprised a larger portion of pre-tax income in 2006 than 2007, resulting in a higher effective tax rate in 2007.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $229,877,000 in deposits at March 31, 2007, which increased $7,503,000 over total deposits of $222,374,000 at year-end 2006. Other sources of liquidity at March 31, 2007 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $3,524,000, (2) securities maturing in one year or less, which totaled $5,865,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $20,031,000 as of March 31, 2007, representing a $357,000 increase from December 31, 2006. The growth in capital was a result of net earnings retention of $270,000 and a decrease in the accumulated other comprehensive loss of $87,000. The other comprehensive loss is due to the change in value of the Corporation’s available for sale securities. Management does not believe that the decline in value of securities is other than temporary.

At March 31, 2007, the Bank had a leverage ratio of 8.82%, a Tier I capital to risk-based assets ratio of 15.65% and a total capital to risk-based assets ratio of 16.43%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2006. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 13, 2007.

Item 4.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There are no material changes in the Corporation’s risk factors since December 31, 2006. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 13, 2007.

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2007	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: May 10, 2007	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)