Form 10-Q
period 2007-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2007-08-14
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of July 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars In Thousands, Except Share Data)

	June 30, 2007	December 31, 2006
ASSETS
Cash & Due from Banks	$7,388	$8,021
Interest Bearing Deposits with Banks	473	721
Federal Funds Sold	—	3,690

Cash & Cash Equivalents	7,861	12,432
Time Certificates of Deposit	1,188	1,485
Securities Available for Sale	59,224	48,955
Securities Held to Maturity, fair value 2007 $ 20,330; 2006 $ 21,174	20,613	21,073
Loans - Net of allowance for loan losses 2007 $ 1,219; 2006 $ 1,230	181,756	177,930
Premises & Equipment, Net	6,992	7,213
Restricted Investment in Bank Stocks	1,876	2,069
Investment in Life Insurance	4,747	4,665
Other Assets	2,991	2,698

TOTAL ASSETS	$287,248	$278,520

LIABILITIES
Deposits:
Non-Interest Bearing	$26,014	$23,329
Interest Bearing	208,774	199,045

Total Deposits	234,788	222,374
Short-Term Borrowings	7,276	7,417
Long-Term Borrowings	18,000	22,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	1,882	1,900

TOTAL LIABILITIES	267,101	258,846

SHAREHOLDERS’ EQUITY
Preferred Stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common Stock, $ 5.00 par value; 10,000,000 shares authorized; 1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	13,215	12,634
Accumulated Other Comprehensive Loss	(313)	(205)

TOTAL SHAREHOLDERS’ EQUITY	20,147	19,674

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$287,248	$278,520

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest & Fees on Loans	$3,119	$2,874	$6,184	$5,620
Interest on Taxable Securities	672	530	1,249	1,069
Interest on Tax-Exempt Securities	192	221	386	429
Other Interest & Dividends	102	74	223	147

TOTAL INTEREST INCOME	4,085	3,699	8,042	7,265

INTEREST EXPENSE
Interest on Deposits	1,875	1,497	3,692	2,903
Interest on Short Term Borrowings	85	78	174	134
Interest on Long Term Borrowings	324	348	648	682

TOTAL INTEREST EXPENSE	2,284	1,923	4,514	3,719

NET INTEREST INCOME	1,801	1,776	3,528	3,546
Provision for Loan Losses	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,801	1,776	3,528	3,546
NON-INTEREST INCOME
Service Charges on Deposits	192	175	365	326
Fiduciary Activities	75	75	175	150
Earnings on Investment in Life Insurance	51	47	103	95
ATM Card Fees	129	112	237	214
Realized Losses on Sales of Securities	—	(2)	—	(2)
Realized Gain (Loss) on Sale of Foreclosed Real Estate	(1)	—	21	—
Other Income	58	53	107	95

TOTAL OTHER INCOME	504	460	1,008	878

NON-INTEREST EXPENSES
Employee Compensation & Benefits	848	838	1,699	1,710
Net Occupancy & Equipment	288	274	576	541
ATM Expense	88	78	171	149
Professional Fees	108	36	186	83
Director & Advisory Boards Compensation	73	71	148	143
Supplies & Postage	55	67	123	144
Other Non-Interest Expenses	255	270	514	538

TOTAL NON-INTEREST EXPENSES	1,715	1,634	3,417	3,308

Income Before Income Taxes	590	602	1,119	1,116
Applicable Income Taxes	118	115	216	204

NET INCOME	$472	$487	$903	$912

Basic Earnings Per Share	$0.34	$0.35	$0.65	$0.65

Dividends Per Share	$0.115	$0.105	$0.23	$0.21

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2006	$7,000	$245	$12,634	$(205)	$19,674
Comprehensive income:
Net Income			903		903
Net change in unrealized losses on securities available for sale, net of taxes				(108)	(108)

Total comprehensive income					795
Cash dividends, $0.23 per share			(322)		(322)

Balance June 30, 2007	$7,000	$245	$13,215	$(313)	$20,147

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$903	$912
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Depreciation and amortization	282	294
Net amortization of securities premium	(11)	124
Net realized loss on sales of securities	—	2
Net realized gain on sale of foreclosed real estate	(21)	—
Earnings on life insurance	(103)	(95)
Increase in other assets	(476)	(122)
Decrease in other liabilities	(18)	(113)

Net cash provided by operating activities	556	1,002
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	2,531	3,154
Purchases	(2,034)	(3,959)
Securities available for sale:
Maturities, calls and principal repayments	6,834	8,174
Purchases	(17,314)	(4,801)
Proceeds from sales	26	108
Net increase in loans receivable	(3,834)	(9,255)
Net (increase) decrease in restricted investment in bank stocks	193	(132)
Purchases of premises and equipment	(61)	(19)
Net maturities of interest bearing time deposits	297	398
Proceeds from sale of foreclosed real estate	284	—

Net cash used in investing activities	(13,078)	(6,332)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand and savings deposits	2,685	(3,111)
Net increase in time deposits	9,729	7,537
Net decrease in short-term borrowings	(141)	(297)
Proceeds from long-term borrowings	10,000	5,000
Repayment of long-term borrowings	(14,000)	(4,000)
Dividends paid	(322)	(294)

Net cash provided by financing activities	7,951	4,835

Net decrease in cash and cash equivalents	(4,571)	(495)
Cash and cash equivalents:
Beginning of year	12,432	8,150

End of period	$7,861	$7,655

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$4,556	$3,498

Cash payments for income taxes	$286	$275

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$8	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Unrealized holding losses arising during the period	$(293)	$(320)	$(159)	$(378)
Reclassification of losses realized in net income	—	2	—	2

	(293)	(318)	(159)	(376)
Income tax effect	98	109	51	130

Change in accumulated other comprehensive loss	$(195)	$(209)	$(108)	$(246)

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,400,000 in 2007 and 2006.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $324,000 of standby letters of credit as of June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

Note F – New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 was effective for the Corporation on January 1, 2007. The adoption of SFAS 156 did not affect the Corporation’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FSP FIN 48-1 were effective for the Corporation on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation’s adoption of FIN 48 did not have a significant effect on its consolidated financial statements.

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

Financial Condition

Total assets of the Corporation increased $8,728,000 or 3.1% during the first six months of 2007. Net loans increased $3,826,000 or 2.2% and securities increased by $9,809,000 or 14.0% from December 31, 2006 to June 30, 2007.

Total deposits increased by $12,414,000 or 5.6% from December 31, 2006 and long-term borrowings decreased by $4,000,000 or 18.2% during the same time period. The Corporation’s expansion and business development were primarily responsible for the deposit growth during the first six months of 2007.

Results of Operations

Net income for the six months ending June 30, 2007 was $903,000 or $0.65 per share compared to $912,000 or $0.65 per share for the same period in 2006. Annualized return on average equity was 9.12% for the first six months of 2007 and 9.86% for the same period in 2006. Annualized return on average assets was 0.65% for the first six months of 2007 and 0.68% for the same period in 2006.

Net income for the quarter ending June 30, 2007 was $472,000 or $0.34 per share compared to $487,000 or $0.35 per share for the same period in 2006. Annualized return on average equity was 9.38% for the second quarter of 2007 and 10.42% for the same period in 2006. Annualized return on average assets was 0.67% for the second quarter of 2007 and 0.72% for the same period in 2006.

Net interest income for the first six months of 2007 decreased by $18,000 or 0.5% compared to the same period in 2006. This decrease is primarily a result of an increase in the cost of funds. For the first six months of 2007, the net interest margin on a fully tax equivalent (FTE) basis was 2.91% compared to 3.08% for the same period in 2006. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.48% from 3.02% during the first six months of 2006 to 3.50% during the same time period in 2007.

Net interest income for the quarter ended June 30, 2007 increased by $25,000 compared to the same period in 2006. Net interest margin for the quarter ended June 30, 2007 was 2.92% compared to 3.05% during the same period in 2006. The increase in the yield on earning assets from 6.13% in the first six months of 2006 to 6.40% in 2007 was more than offset by the increase in the cost of funds from 3.08% during 2006 to 3.48% during 2007.

The Corporation recorded no provision for loan losses in either the first six months of 2007 or 2006. As a percentage of loans, the allowance for loan losses was 0.67% at June 30, 2007, compared to 0.69% at year-end 2006 and 0.78% at June 30, 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2007 increased by $130,000 or 14.8% compared to the same period in 2006. Income from fiduciary activities increased by $25,000, increased activity led to ATM card fees increasing by $23,000, service charges on deposit accounts increased by $39,000, realized gains on sales of foreclosed real estate increased $21,000, and other non-interest income increased $12,000 during the first six months of 2007 compared to the same period in 2006. The increase in service charges is a result of the increased use of our overdraft protection program.

Non-interest income for the quarter ending June 30, 2007 was $504,000 compared to $460,000 in 2006. This increase is primarily related to the increase in service charges on deposit accounts of $17,000, and an increase in ATM card fees of $17,000.

Total non-interest expense increased in the first six months of 2007 by $109,000 compared to the first six months of 2006. Professional fees increased $103,000 due to an increase in legal and accounting fees, net occupancy and equipment expense increased $35,000, and ATM expenses increased $22,000. These increases were offset by decreases in supplies and postage and other operating expenses of $21,000 and $24,000 respectfully.

During the quarter ending June 30, 2007, total non-interest expense increased $81,000 compared to the second quarter of 2006. The primary reason for this increase is the increase in professional fees of $72,000 as the result of increased legal and accounting fees due to the increased disclosures required in the 2007 proxy statement.

Income tax expense was $216,000 for the six month time period ending June 30, 2007 compared to $204,000 for the same time period in 2006. Income tax expense as a percentage of income before income taxes was 19.3% for the period compared to 18.3% for 2006. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower in 2007 than 2006. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $234,788,000 in deposits at June 30, 2007, which increased $12,414,000 over total deposits of $222,374,000 at December 31, 2006. Other sources of liquidity at June 30, 2007 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $473,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $6,172,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $20,147,000 as of June 30, 2007, representing a $473,000 increase from December 31, 2006. The growth in capital was a result of net earnings retention of $581,000 partially offset by an increase in accumulated other comprehensive loss of $108,000. The other comprehensive loss during the period is due to the change in value of the Corporation’s available for sale securities. Management does not believe that this decline in value of securities is other than temporary.

At June 30, 2007, the Bank had a leverage ratio of 8.76%, a Tier I capital to risk-based assets ratio of 15.45% and a total capital to risk-based assets ratio of 16.21%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2006. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 13, 2007.

Item 4.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There are no material changes in the Corporation’s risk factors since December 31, 2006. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 13, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual shareholders’ meeting on April 10, 2007 the following directors were elected to Class A for a term of three years as follows:

			ABSTENTIONS AND
	FOR	AGAINST	BROKER NON-VOTES
John P. Henry, III	1,064,322	1,080	-0-

James R. McLaughlin	1,064,322	1,080	-0-

Frank L. Wright	1,064,322	1,080	-0-

The term of office of each of the following other directors continued after the meeting:

Class B Directors – Term expiring 2008

Joseph E. Barnes, Sr.

Nancy S. Bratton

Jody D. Graybill

Charles C. Saner

Class C Directors – Term expiring 2009

Samuel G. Kint

Roger Shallenberger

Lowell M. Shearer

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2007	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: August 14, 2007	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)