Form 10-Q
period 2007-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2007-11-13
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: COMMON STOCK, Par Value $5.00 per share 1,400,000 shares outstanding as of October 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars In Thousands, Except Share Data)

	September 30, 2007	December 31, 2006
ASSETS
Cash & Due from Banks	$6,746	$8,021
Interest Bearing Deposits with Banks	964	721
Federal Funds Sold	1,862	3,690

Cash & Cash Equivalents	9,572	12,432
Time Certificates of Deposit	891	1,485
Securities Available for Sale	59,377	48,955
Securities Held to Maturity, fair value 2007 $ 21,109; 2006 $ 21,174	21,144	21,073
Loans—Net of allowance for loan losses 2007 $ 1,250; 2006 $ 1,230	189,500	177,930
Premises & Equipment, Net	6,883	7,213
Restricted Investment in Bank Stocks	1,918	2,069
Investment in Life Insurance	4,720	4,665
Other Assets	3,227	2,698

TOTAL ASSETS	$297,232	$278,520

LIABILITIES
Deposits:
Non-Interest Bearing	$25,318	$23,329
Interest Bearing	216,354	199,045

Total Deposits	241,672	222,374
Short-Term Borrowings	9,154	7,417
Long-Term Borrowings	18,000	22,000
Junior Subordinated Debt	5,155	5,155
Other Liabilities	2,354	1,900

TOTAL LIABILITIES	276,335	258,846

SHAREHOLDERS’ EQUITY
Preferred Stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common Stock, $ 5.00 par value; 10,000,000 shares authorized; 1,400,000 shares issued & outstanding	7,000	7,000
Capital in Excess of Par Value	245	245
Retained Earnings	13,650	12,634
Accumulated Other Comprehensive Income (Loss)	2	(205)

TOTAL SHAREHOLDERS’ EQUITY	20,897	19,674

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$297,232	$278,520

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest & Fees on Loans	$3,273	$2,987	$9,457	$8,607
Interest on Taxable Securities	721	536	1,970	1,605
Interest on Tax-Exempt Securities	192	215	578	644
Other Interest & Dividends	80	68	303	215

TOTAL INTEREST INCOME	4,266	3,806	12,308	11,071

INTEREST EXPENSE
Interest on Deposits	1,943	1,600	5,635	4,503
Interest on Short Term Borrowings	93	94	267	228
Interest on Long Term Borrowings	341	354	989	1,036

TOTAL INTEREST EXPENSE	2,377	2,048	6,891	5,767

NET INTEREST INCOME	1,889	1,758	5,417	5,304
Provision for Loan Losses	30	—	30	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,859	1,758	5,387	5,304

NON-INTEREST INCOME
Service Charges on Deposits	182	186	547	512
Fiduciary Activities	110	90	285	240
Earnings on Investment in Life Insurance	51	50	154	145
ATM Card Fees	131	123	368	337
Realized Gains on Sales of Securities	—	24	—	22
Realized Gain on Sale of Foreclosed Real Estate	—	—	21	—
Other Income	66	61	173	156

TOTAL OTHER INCOME	540	534	1,548	1,412

NON-INTEREST EXPENSES
Employee Compensation & Benefits	840	821	2,539	2,531
Net Occupancy & Equipment	293	296	869	837
ATM Expense	11	82	182	231
Professional & Regulatory Fees	80	63	266	157
Director & Advisory Boards Compensation	72	68	220	211
Supplies & Postage	79	60	202	204
Other Non-Interest Expenses	251	267	765	794

TOTAL NON-INTEREST EXPENSES	1,626	1,657	5,043	4,965

Income Before Income Taxes	773	635	1,892	1,751
Applicable Income Taxes	170	127	386	331

NET INCOME	$603	$508	$1,506	$1,420

Basic Earnings Per Share	$0.43	$0.36	$1.08	$1.01

Dividends Per Share	$0.12	$0.11	$0.35	$0.32

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2006	$7,000	$245	$12,634	$(205)	$19,674
Comprehensive income:
Net income			1,506		1,506
Net change in unrealized losses on securities available for sale, net of taxes				207	207

Total comprehensive income					1,713

Cash dividends, $0.35 per share			(490)		(490)

Balance September 30, 2007	$7,000	$245	$13,650	$2	$20,897

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,506	$1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	—
Depreciation and amortization	424	441
Net amortization (accretion) of securities premium	(45)	166
Net realized gains on sales of securities	—	(22)
Net realized gain on sale of foreclosed real estate	(21)	—
Earnings on investment in life insurance	(154)	(145)
Increase in other assets	(865)	(133)
Increase in other liabilities	454	143

Net cash provided by operating activities	1,329	1,870
CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	3,888	4,973
Purchases	(3,883)	(4,636)
Securities available for sale:
Maturities, calls and principal repayments	11,949	11,399
Purchases	(22,112)	(7,881)
Proceeds from sales	26	108
Net increase in loans receivable	(11,608)	(15,162)
Net decrease (increase) in restricted investment in bank stocks	151	(169)
Purchases of premises and equipment	(94)	(140)
Proceeds from life insurance	71	—
Net maturities of interest bearing time deposits	594	1,091
Proceeds from sale of foreclosed real estate	284	—

Net cash used in investing activities	(20,734)	(10,417)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand and savings deposits	1,989	(2,537)
Net increase in time deposits	17,309	9,668
Net increase (decrease) in short-term borrowings	1,737	(1,217)
Proceeds from long-term borrowings	10,000	5,000
Repayment of long-term borrowings	(14,000)	(4,000)
Dividends paid	(490)	(448)

Net cash provided by financing activities	16,545	6,466

Net decrease in cash and cash equivalents	(2,860)	(2,081)
Cash and cash equivalents:
Beginning of year	12,432	8,150

End of period	$9,572	$6,069

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$6,867	$5,693

Cash payments for income taxes	$424	$394

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$8	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Unrealized holding gains arising during the period	$475	$515	$316	$137
Reclassification of gains realized in net income	—	(24)	—	(22)

	475	491	316	115
Deferred income tax effect	(160)	(164)	(109)	(34)

Change in accumulated other comprehensive income	$315	$327	$207	$81

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,400,000 in 2007 and 2006.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $324,000 of standby letters of credit as of September 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.

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

Financial Condition

Total assets of the Corporation increased $18,712,000 or 6.7% during the first nine months of 2007. Net loans increased $11,570,000 or 6.5% and securities increased by $10,493,000 or 15.0% from December 31, 2006 to September 30, 2007. The loan growth was principally in the Bank’s residential and commercial real estate loan portfolios.

Total deposits increased by $19,298,000 or 8.7% from December 31, 2006 while long-term borrowings decreased by $4,000,000 or 18.2% during the same time period. The Corporation’s new business development was primarily responsible for the deposit growth during the first nine months of 2007. The bulk of the deposit growth was in time certificates of deposit.

Results of Operations

Net income for the nine months ending September 30, 2007 was $1,506,000 or $1.08 per share compared to $1,420,000 or $1.01 per share for the same period in 2006. Annualized return on average equity was 10.02% for the first nine months of 2007 and 10.12% for the same period in 2006. Annualized return on average assets was 0.71% for the first nine months of 2007 and 0.70% for the same period in 2006.

Net income for the quarter ending September 30, 2007 was $603,000 or $0.43 per share compared to $508,000 or $0.36 per share for the same period in 2006. Annualized return on average equity was 11.75% for the third quarter of 2007 and 10.63% for the same period in 2006. Annualized return on average assets for the third quarter was 0.82% compared to 0.74% during the third quarter of 2006.

Net interest income for the first nine months of 2007 increased by $113,000 or 2.1% compared to the same period in 2006. This increase is primarily a result of increased volume of interest earning assets as well as an increase in the yield on earning assets partially offset by an increase in the volume of interest bearing liabilities and an increase in the cost of those liabilities. For the first nine months of 2007, the net interest margin on a fully tax equivalent (FTE) basis was 2.92% compared to 3.04% for the same period in 2006. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the increase in the cost of funds of 0.40% from 3.09% during the first nine months of 2006 to 3.49% during the same time period in 2007.

Net interest income for the quarter ended September 30, 2007 increased by $131,000 compared to the same period in 2006. Net interest margin for the quarter ended September 30, 2007 was 2.94% compared to 2.96% during the same period in 2006. The increase in the yield on earning assets of 0.24% from 6.18% during the third quarter of 2006 to 6.42% during the same period in 2007 was offset by the increase in the cost of funds of 0.26% from 3.22% during the third quarter of 2006 to 3.48% during the same time period in 2007. Given the current interest rate scenario, expectations are for the net interest margin to remain relatively stable for the next few quarters.

The Corporation recorded a $30,000 provision for loan losses for the first nine months of 2007 compared to no provision for the first nine months of 2006. As a percentage of loans, the allowance for loan losses was 0.66% at September 30, 2007, compared to 0.69% at year-end 2006 and 0.71% at September 30, 2006. The decrease in the allowance for loan loss percentage is due to the increase in loan volume with 57.3 % of that increase in residential real estate secured loans. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. After reviewing the growth in the loan portfolio as well as the other factors listed above, management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first nine months of 2007 increased by $136,000 or 9.6% compared to the same period in 2006. Gains on sales of securities decreased by $22,000, income from fiduciary activities increased by $45,000, increased activity led to ATM card fees increasing by $31,000, realized gain on sale of foreclosed real estate increased $21,000 and service charges on deposit accounts increased by $35,000 during the first nine months of 2007 compared to the same period in 2006.

Non-interest income for the quarter ending September 30, 2007 was $540,000 compared to $534,000 in 2006. This increase is in income from fiduciary activities of $20,000 and an increase of $8,000 in ATM fees was offset by a decrease in gains on sales of securities of $24,000.

Total non-interest expense increased in the first nine months of 2007 by $78,000 or 1.6% compared to the first nine months of 2006. Net occupancy & equipment expense increased $32,000, or 3.8%, and professional fees increased by $109,000 as a result of increased legal and accounting fees, including costs associated with outsourced Sarbanes Oxley compliance consulting services. These increases were offset by a decrease in ATM expense of $49,000. The decrease in ATM expense is a result of the buydown of the current contract by our ATM and debit card processor, which resulted in a refund of amounts previously expensed of $83,000. As the Corporation continues to add new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2007, total non-interest expense decreased $31,000 compared to the third quarter of 2006. Supplies and postage expense increased $19,000, professional fees increased $17,000 and ATM expenses decreased $71,000. As discussed above, the decrease in ATM expense is the result of the buydown of the current contract by our ATM and debit card processor.

Income tax expense was $386,000 for the nine month time period ending September 30, 2007 compared to $331,000 for the same time period in 2006. Income tax expense as a percentage of income before income taxes was 20.4% for the period compared to 18.9% for 2006. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance. In 2007, these sources of tax-exempt income represented a smaller portion of the Corporation’s pre-tax income thereby increasing the Corporation’s effective tax rate.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $241,672,000 in deposits at September 30, 2007, which increased $19,298,000 over total deposits of $222,374,000 at December 31, 2006. Other sources of liquidity at September 30, 2007 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $2,826,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $4,411,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $20,897,000 as of September 30, 2007, representing a $1,223,000 increase from December 31, 2006. The growth in capital was a result of net earnings retention of $1,016,000 and an increase in the accumulated other comprehensive income of $207,000. The other comprehensive income during the period is due to the change in value of the Corporation’s available for sale securities.

At September 30, 2007, the Bank had a leverage ratio of 8.70%, a Tier I capital to risk-based assets ratio of 15.18% and a total capital to risk-based assets ratio of 15.93%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2006. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 13, 2007.

Item 4.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2007	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: November 13, 2007	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)