Form 10-K
period 2007-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2008-03-05
CIK 763293

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act (check one):

Large Accelerated Filer  ☐    Accelerated filer  ☐

Non-accelerated Filer  ☐    Smaller reporting company  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2007 was $30,861,337

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $5.00 per share, 1,400,000 shares outstanding as of February 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2007 are incorporated by reference into Parts I and II. Portions of the Proxy Statement filed with respect to the First Community Financial Corporation 2008 Annual Meeting are incorporated by reference into Part III.

(i)

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

The First National Bank of Mifflintown

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

As of December 31, 2007, the Bank had total assets of $302.3 Million, total shareholders’ equity of $21.5 Million, and total deposits of $245.0 Million.

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

As of December 31, 2007, residential real estate loans represented 67.2% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by requiring private mortgage insurance for certain residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 19.9%, commercial, financial, agricultural loans represented 9.1%, and construction loans represented 0.75% of the total loan portfolio at December 31, 2007. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank controls risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans. Additionally, the Bank generally does not lend above 80% of the collateral value and does not have significant loan concentrations within any one business or industry.

As of December 31, 2007, consumer installment loans represented 3.1% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal and corporate trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. For the year ended December 31, 2007, income from the Bank’s fiduciary activities amounted to $382,000 and the Bank had assets worth $82.9 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last five years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $201.8 million as of December 31, 2002 to $302.3 million as of December 31, 2007, funded primarily by an increase in the Bank’s total deposits over this period from $174.1 million to $245.0 million. Additionally, the Bank’s loans increased from $125.6 million to $191.2 million over this same period, while the Corporation’s annual net income ranged between $2.0 million and $2.1 million.

The growth in the Bank’s deposits and loans reflect its efforts to increase its market share in Juniata and Perry Counties and is largely attributable to the maturation of the Bank’s newer branches in East Waterford, Juniata County and Loysville, New Bloomfield, Shermans Dale, and Bloomfield Borough, Perry County.

Market Area and Competition

The Bank’s market area lies within Juniata and Perry Counties, Pennsylvania. By all indications, this region has good economic prospects. Juniata and Perry Counties had a combined population of approximately 68,000 in 2003, representing an increase from 2000 of 1.5% for Juniata County and 3.9% for Perry County. The primary industries in the region are agriculture and timber/woodworking. Unemployment rates in 2006 of 4.4% in Juniata County and 4.0% in Perry County reflect a relatively stable workforce. With a stable workforce and growing population, the Corporation believes that the region’s economic prospects are positive.

As of June 30, 2007, three commercial banks (the Bank, Juniata Valley Bank, and Omega Bank, N.A.) operated offices in Juniata County. Of all financial institutions operating in Juniata County, Juniata Valley Bank ranked first in terms of total deposits at June 30, 2007 with 45.42%. The Bank followed closely with 44.45% and Omega Bank, N.A. ranked third with 10.13%. Each of the institutions with which the Bank competes in Juniata County is substantially larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a wider variety of services than does the Bank.

In Perry County, the Bank faces competition from six banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with 30.98% of deposits at June 30, 2007, Orrstown Bank, with approximately 20.77%, and First National Bank of Marysville with approximately 13.89%. The Bank has 14.16% of the deposits in Perry County as of June 30, 2007.

The Bank also competes with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies and retailers. Deposit deregulation has intensified the competition for deposits in recent years.

Supervision and Regulation

As a bank holding company, the Corporation is subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Bank Insurance Fund which is administered by the FDIC. The Bank is therefore subject to regulation by the FDIC but, as a national bank, is primarily regulated and examined by the OCC.

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

Source of Strength Doctrine

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

Dividends

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2007, the Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $4,592,000.

Capital Adequacy

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

FDICIA

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. On December 31, 2007, the Corporation and the Bank each exceeded the minimum capital levels of the well capitalized category.

Other Provisions of FDICIA

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

FDIC Insurance and Assessments

Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments.

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

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the FDIC, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2007, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

In 2007, the Bank’s FDIC assessment was $27,000.

Community Reinvestment Act

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

Financial Services Modernization Legislation

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

Employees

As of December 31, 2007, the Bank had a total of 68 full-time and 50 part-time employees.

Selected Statistical Information

Certain statistical information is included as part of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 36 through 52 of the Annual Report to Shareholders for the year ended December 31, 2007, attached to this Report as Exhibit 13 and incorporated herein by reference.

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

Interest income is the most significant component of our net income, accounting for approximately 88.8% of total revenues in 2007 and 88.6% of total revenues in 2006. The narrowing of interest rate spreads (the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings), could adversely affect our earnings and financial condition. Among other things, regional and local economic conditions as well as fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, may affect prevailing interest rates. We cannot predict or control changes in interest rates.

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

Any of the latter three scenarios could require the Bank to charge-off a higher percentage of its loans and/or increase its provision for loan and lease losses, which would reduce its income.

In addition, the amount of the Bank’s provision for loan losses and the percentage of loans it is required to charge-off may be impacted by the overall risk composition of the loan portfolio. While we believe that the Bank’s allowance for loan losses as of December 31, 2007 is sufficient to cover losses inherent in the loan portfolio on each of those dates, we cannot assure investors that the Bank will not be required in the future to increase its loan-loss provision or charge-off a higher percentage of loans due to changes in the risk characteristics of the loan portfolio, which would thereby reduce our net income.

The competition we face is increasing and may reduce our customer base and negatively impact our results of operations.

There is significant competition among commercial banks in the market areas we serve. In addition, as a result of the deregulation of the financial industry, we also compete with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than us with respect to the products and services they provide. Some of our competitors, including certain super-regional and national bank holding companies that have made acquisitions in our market area, have greater resources than we have, and as such, may have higher lending limits and may offer other services we do not offer.

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

We are a bank holding company, and the Bank is a national banking association whose deposits are insured by the FDIC. As a result, the company and the Bank are each subject to various regulations and examinations by various regulatory authorities. In general, statutes establish the corporate governance and permitted business activities, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, and capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to our ability to engage in new activities and to consummate additional acquisitions. In addition, we are subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on its business and profitability. While these statutes are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes increases our expenses, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to unregulated competitors.

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

The Bank also leases the space occupied by the Shermans Dale Branch, located at the intersection of Pa. Route 850 and Pa. Route 34 in Carroll Township. The initial term of this lease expired February 28, 2003. However, the Bank has exercised its annual options to renew the lease for an additional one-year term, which options ultimately extend through June 30, 2010.

Each of the Bank’s eleven banking offices is a full service office, ten of which provide drive-through teller and automated teller machine services.

ITEM 3.	Legal Proceedings.

Neither the Corporation nor the Bank is a party to any material pending legal proceeding other than routine legal proceedings incidental to its business.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Corporation had no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

Highest and Lowest Per Share

Prices for Common Stock

in Actual Private Transactions

Known to Corporation

	2007		2006
	High	Low	High	Low
First Quarter	$31.00	$30.00	$31.00	$30.00

Second Quarter	31.00	30.00	31.00	30.50

Third Quarter	31.00	31.00	32.00	30.50

Fourth Quarter	31.50	31.00	31.50	29.70

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 1,400,000 shares were outstanding at February 26, 2008. The Corporation has 627 shareholders of record as of February 26, 2008.

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

Cash Dividends Declared Per Share
2007 First Quarter	$0.115
Second Quarter	0.115
Third Quarter	0.120
Fourth Quarter	0.120

$0.470

2006 First Quarter	$0.105
Second Quarter	0.105
Third Quarter	0.110
Fourth Quarter	0.110

$0.430

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this Report and Note 11 to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2007 for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

The Corporation has not adopted any compensation plans, including individual compensation arrangements, under which shares of the Corporation’s common stock are authorized for issuance.

ITEM 6.	Selected Financial Data.

The selected five year financial data, included on page 52 of the Annual Report to Shareholders for the year ended December 31, 2007, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 36 through 52 of the Annual Report to Shareholders for the year ended December 31, 2007, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required to be disclosed by this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 50 of the Annual Report to Shareholders for the year ended December 31, 2007, attached to this Report as Exhibit 13 and incorporated herein by reference.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements included on pages 8 through 35 of the Annual Report to Shareholders for the year ended December 31, 2007 attached to this Report as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation’s management, with the participation of its President (Principal Executive Officer) and CFO (Principal Financial Officer), conducted an evaluation, as of

December 31, 2007 of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Based on this evaluation, the Corporation’s President and CFO concluded that, as of the end of the period covered by this annual report, the Corporation’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Corporation during the period when the Corporations’s periodic reports are being prepared.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

Report of Management’s Assessment of Internal Control over Financial Reporting

The information required to be disclosed by this item, including the Report of Management’s Assessment of Internal Control over Financial Reporting is included on page 6 of the Annual Report to Shareholders for the year ended December 31, 2007, attached to this report as Exhibit 13, is incorporated herein by reference.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 concerning the Corporation’s directors and executive officers is incorporated herein by reference from the sections captioned “Election of Directors,” “Biographical Summaries of Nominees and Directors,” “Nominating Process,” “Information about Executive Officers” and “Board Committees and Meeting Attendance – Audit Committee” in the Corporation’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A. The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

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

The information required by Item 11 is incorporated by reference from the sections captioned “Compensation of Directors,” “Executive Compensation Tables,” and “Potential Payments upon Termination,” in the Corporation’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the sections captioned “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in the Corporation’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the sections captioned “Transactions with Management” and “Director Independence” in the Corporation’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section captioned “Independent Certified Public Accountants” in the Corporation’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Corporation’s independent auditors is incorporated by reference from the section captioned “Board Committees and Meeting Attendance – Audit Committee” in the Corporation’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	List of financial statements:

The following consolidated financial statements of the Corporation and its subsidiaries, included in the registrant’s annual report to shareholders for the year ended December 31, 2007, are incorporated by reference in Item 8:

Consolidated Balance Sheets: December 31, 2007 and 2006.

Consolidated Statements of Income: Years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity: Years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows: Years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

(2)	List of financial statement schedules:

All financial statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)	Exhibits

The exhibits listed on the index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)	Exhibits:

Exhibit	Title
3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 19, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 22, 1997 between Leona Shellenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated August 28, 1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Salary Continuation Agreement dated September 18, 1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Salary Continuation Agreement dated November 5, 2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Director Deferred Fee Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (8) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (9) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Deferred Fee Agreement dated September 30, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Deferred Fee Agreement dated April 9, 2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Deferred Fee Agreement dated April 9, 2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.15	Director Deferred Fee Agreement dated April 9, 2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.16	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between James McLaughlin and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (14) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.17	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between John H. Sheaffer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (15) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.18	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Donald Adams and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (16) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.19	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Joseph Barnes and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (17) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.20	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Samuel F. Metz and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (18) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.21	Director Revenue Neutral Retirement Agreement dated September 30, 1997 between Clair E. McMillen and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (19) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.22	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.23	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between John Tetweiler and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (21) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.24	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Richard Wible and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (22) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.25	Director Revenue Neutral Retirement Agreement dated March 31, 1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.26	Director Revenue Neutral Retirement Agreement dated March 24, 1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial statement schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION

Date: February 26, 2008	By:	/s/ Jody D. Graybill
Jody D. Graybill, President
(Principal Executive Officer)

Date: February 26, 2008	By:	/s/ Richard R. Leitzel
Richard R. Leitzel, Vice President
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Jody D. Graybill	President and Director	February 26, 2008
Jody D. Graybill

/s/ Richard R. Leitzel	Vice President Principal Financial and Accounting Officer	February 26, 2008
Richard R. Leitzel

/s/ Joseph E. Barnes, Sr.	Director	February 26, 2008
Joseph E. Barnes, Sr.

/s/ Nancy S. Bratton	Director	February 26, 2008
Nancy S. Bratton

/s/ John P. Henry	Director	February 26, 2008
John P. Henry

/s/ Samuel G. Kint	Director	February 26, 2008
Samuel G. Kint

/s/ James R. McLaughlin	Director	February 26, 2008
James R. McLaughlin

/s/ Charles C. Saner	Director	February 26, 2008
Charles C. Saner

/s/ Roger Shallenberger	Director	February 26, 2008
Roger Shallenberger

/s/ Lowell M. Shearer	Director	February 26, 2008
Lowell M. Shearer

/s/ David L. Swartz	Director	February 26, 2008
David L. Swartz

/s/ Frank L. Wright	Director	February 26, 2008
Frank L. Wright