Form 10-Q
period 2008-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2008-05-14
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or l5(d) of the Exchange Act

For the transition period from              to

Commission file number 000-49736

First Community Financial Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2321079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 N. Main St., Mifflintown, PA 17059

(Address of Principal Executive Offices)

(717) 436-2144

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2008
Common Stock, par value $5.00	1,400,000 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars In Thousands, Except Per Share Data)

	March 31, 2008	December 31, 2007
ASSETS
Cash & due from banks	$8,725	$8,624
Interest bearing deposits with banks	1,121	501
Federal funds sold	4,275	957

Cash & cash equivalents	14,121	10,082
Time certificates of deposit	594	594
Securities available for sale	68,890	63,340
Securities held to maturity, fair value 2008 $20,798; 2007 $21,288	20,871	21,229
Loans - net of allowance for loan losses 2008 $1,273; 2007 $1,249	197,838	191,225
Premises and equipment, net	6,709	6,770
Restricted investment in bank stocks	2,063	1,965
Investment in life insurance	4,806	4,765
Other assets	2,938	2,325

TOTAL ASSETS	$318,830	$302,295

LIABILITIES
Deposits:
Non-interest bearing	$27,766	$26,142
Interest bearing	231,454	218,904

Total deposits	259,220	245,046
Short-term borrowings	7,931	10,320
Long-term borrowings	22,000	18,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,522	2,241

TOTAL LIABILITIES	296,828	280,762

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $5.00 par value; 10,000,000 shares authorized; 1,400,000 shares issued & outstanding	7,000	7,000
Capital in excess of par value	245	245
Retained earnings	14,127	13,993
Accumulated other comprehensive income	630	295

TOTAL SHAREHOLDERS’ EQUITY	22,002	21,533

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$318,830	$302,295

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,

	2008	2007
INTEREST INCOME
Interest & fees on loans	$3,388	$3,065
Interest on taxable securities	824	577
Interest on tax-exempt securities	204	194
Other interest & dividends	75	121

TOTAL INTEREST INCOME	4,491	3,957

INTEREST EXPENSE
Interest on deposits	2,067	1,817
Interest on short-term borrowings	68	89
Interest on long-term borrowings	349	324

TOTAL INTEREST EXPENSE	2,484	2,230

NET INTEREST INCOME	2,007	1,727
Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,007	1,727
NON-INTEREST INCOME
Service charges on deposits	196	173
Fiduciary activities	100	100
Earnings on investment in life insurance	51	52
ATM and debit card fees	125	108
Realized gains on sales of foreclosed real estate	—	22
Other income	49	49

TOTAL OTHER INCOME	521	504

NON-INTEREST EXPENSES
Employee compensation & benefits	985	851
Net occupancy & equipment	284	288
ATM expense	84	83
Professional & regulatory fees	106	78
Director & advisory boards compensation	91	75
Supplies & postage	69	68
Other non-interest expense	286	259

TOTAL NON-INTEREST EXPENSES	1,905	1,702

Income before income taxes	623	529
Applicable income taxes	119	98

NET INCOME	$504	$431

Basic Earnings Per Share	$0.36	$0.31

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2006	$7,000	$245	$12,634	$(205)	$19,674
Comprehensive income:
Net income			431		431
Net change in unrealized gains on securities available for sale, net of taxes of $47				87	87

Total comprehensive income					518

Cash dividends, $0.115 per share			(161)		(161)

Balance March 31, 2007	$7,000	$245	$12,904	$(118)	$20,031

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2007	$7,000	$245	$13,993	$295	$21,533

Cumulative effect adjustment upon change in accounting principle			(195)		(195)

Comprehensive income:
Net income			504		504
Net change in unrealized gains on securities available for sale, net of taxes of $172				335	335

Total comprehensive income					644

Cash dividends, $0.125 per share			(175)		(175)

Balance March 31, 2008	$7,000	$245	$14,127	$630	$22,002

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$504	$431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Depreciation and amortization	138	141
Net accretion of securities premium	(75)	—
Net realized gain on sales of foreclosed real estate	—	(22)
Earnings on life insurance	(51)	(52)
Increase in other assets	(775)	(200)
Increase (decrease) in other liabilities	86	(129)

Net cash provided by (used in) operating activities	(173)	169

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	840	977
Purchases	(419)	(1,487)
Securities available for sale:
Maturities, calls and principal repayments	7,031	2,983
Purchases	(12,062)	(7,685)
Proceeds from sales	—	26
Net increase in loans receivable	(6,613)	(380)
Net (increase) decrease in Federal Home Loan Bank stock	(98)	157
Purchases of premises and equipment	(77)	(29)
Proceeds from sale of foreclosed real estate	—	236

Net cash used in investing activities	(11,398)	(5,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	1,624	2,093
Net increase in time deposits	12,550	5,410
Net increase (decrease) in short-term borrowings	(2,389)	241
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(1,000)	(9,000)
Dividends paid	(175)	(161)

Net cash provided by financing activities	15,610	3,583

Net increase (decrease) in cash and cash equivalents	4,039	(1,450)
Cash and cash equivalents:
Beginning of year	10,082	12,432

End of period	$14,121	$10,982

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$2,482	$2,260

Cash payments for income taxes	$27	$160

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$8

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2007, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 5, 2008.

Note B – Accounting Policies

The accounting policies of the Corporation as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Corporation’s Form 10-K.

Note C – Comprehensive Income (Loss)

The only other comprehensive income (loss) item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended March 31,

	2008	2007
Unrealized holding gains arising during the period	$507	$134
Reclassification of gains realized in net income	—	—

	507	134
Deferred income tax effect	(172)	(47)

Change in accumulated other comprehensive income (loss)	$335	$87

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 1,400,000 in all periods presented.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $211,000 of standby letters of credit as of March 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.

Note F: Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for the Corporation on January 1, 2008, including interim financial statements, with the exception of non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, that permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities. The impact of the adoption of the new standard was not material to the Corporation’s results of operations or financial condition.

The primary effect of SFAS 157 on the Corporation was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy about assumptions used to measure fair values and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows (in thousands):

Description	March 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$68,890	$477	$67,988	$425

The Corporation used the following methods and assumptions to estimate fair value:

Securities: The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities relationship to other benchmark quoted prices. Certain securities are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).

Assets measured at fair value on a non-recurring basis are summarized below:

Description	March 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$308	$—	$—	$308

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $347,000, with a valuation allowance of $39,000, resulting in additional provision for loan losses of $0 for the period.

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the quarter ending March 31, 2008.

Fair Value, January 1, 2008	$425
Total gains (losses) included in earnings	0
Total gains (losses) included in other comprehensive income	0
Purchases, Issuances, and settlements	0
Transfers in and/or out of Level 3	0

Fair Value, March 31, 2008	$425

Note G – New and Recently Adopted Accounting Pronouncements

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Corporation adopted EITF 06-04 on January 1, 2008 as a change in accounting principle through a cumulative effect adjustment of retained earnings of $195,000. The expense incurred in the period ended March 31, 2008 is not material to the Corporation’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for our Corporation on January 1, 2008. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of SFAS No. 159 during the first quarter of 2008 as the Corporation has not elected the fair value option for any eligible items, as defined in SFAS No. 159.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for the Corporation beginning January 1, 2009 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the financial statements included in form 10-K for the year ended December 31, 2007). The Corporation believes that of its significant accounting estimates, the allowance for loan losses and valuation of its securities may involve a higher degree of judgement and complexity.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of March 31, 2008.

Financial Condition

Total assets of the Corporation increased $16,535,000 or 5.5% during the first three months of 2008. Net loans increased $6,613,000 or 3.5%, securities increased by $5,192,000 or 6.1%, and cash and cash equivalents increased $4,039,000 or 40.1% from December 31, 2007 to March 31, 2008.

Total deposits increased by $14,174,000 or 5.8% since year-end 2007. Long-term debt increased by $4,000,000 or 22.2%, while short-term borrowings decreased by $2,389,000 or 23.1% during the same time period. The current economic environment contributed to the growth in deposits, along with the Corporation’s business development.

Results of Operations

Net income for the three month period ending March 31, 2008 was $504,000 or $0.36 per share compared to $431,000 or $0.31 per share for the same period in 2007. Annualized return on average equity was 9.37% for the first three months of 2008 and 8.80% for the same period in 2007. Annualized return on average assets was 0.66% for the first three months of 2008 and 0.63% for the same period in 2007.

Net interest income for the first three months of 2008 increased by $280,000 or 16.2% compared to the same period in 2007. For the first three months of 2008, the net interest margin on a fully tax equivalent (FTE) basis was 2.98% compared to 2.90% for the same period in 2007. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary drivers of the increase in the net interest margin were the increase in the yield on earning assets of 0.04% from 6.42% in 2007 to 6.46% in 2008 and the decrease in the cost of funds of 0.02% from 3.87% in 2007 to 3.85% in 2008.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation did not record a provision for loan losses for the first three months of either 2007 or 2008. As a percentage of loans, the allowance for loan losses was 0.64% at March 31, 2008, compared to 0.65% at year-end 2007 and 0.68% at March 31, 2007. Impaired loans were $347,000 at March 31, 2008 compared to $1,812,000 at December 31, 2007. Management feels impaired loans are adequately collateralized and loss is not anticipated. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2008 increased by $17,000 or 3.4% compared to the same period in 2007. Service charges on deposit accounts increased $23,000 and ATM card fees increased $17,000 during the first three months of 2008 compared to the same period in 2007. These increases were offset by a decrease in gains on sales of foreclosed real estate of $22,000 during the first three months of 2008 compared to the same period in 2007.

Total non-interest expense increased in the first three months of 2008 by $203,000 compared to the first three months of 2007. Employee compensation and benefits increased by $134,000 or 15.7% compared to the same period in 2007 as a result of merit increases and the addition of new personnel. Professional fees increased by $28,000, director and advisory board compensation increased $16,000 and other operating expenses increased $27,000. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $119,000 for the three month time period ending March 31, 2008 compared to $98,000 for the same time period in 2007. Income tax expense as a percentage of income before income taxes was 19.1% for the period compared to 18.5% for 2007. The reason the Corporation’s effective tax rate is below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance. Tax exempt income comprised a larger portion of pre-tax income in 2007 than 2008, resulting in a higher effective tax rate in 2008.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $259,220,000 in deposits at March 31, 2008, which increased $14,174,000 over total deposits of $245,046,000 at year-end 2007. Other sources of liquidity at March 31, 2008 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $5,396,000, (2) securities maturing in one year or less, which totaled $1,571,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $22,002,000 as of March 31, 2008, representing a $469,000 increase from December 31, 2007. The growth in capital was a result of net earnings retention of $329,000, an increase in the accumulated other comprehensive income of $335,000, offset by a decrease of $195,000 reflecting the cumulative effect adjustment upon adoption of EITF 06-04. The other comprehensive income is due to the change in value of the Corporation’s available for sale securities.

At March 31, 2008, the Bank had a leverage ratio of 8.37%, a Tier I capital to risk-based assets ratio of 14.69% and a total capital to risk-based assets ratio of 15.41%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2007. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 5, 2008.

Item 4T. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There are no material changes in the Corporation’s risk factors since December 31, 2007. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 5, 2008.

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 14, 2008	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: May 14, 2008	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer
(Principal Financial Officer)