Form 10-Q
period 2008-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2008-08-12
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2008
Common Stock, par value $5.00	1,400,486 Shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars In Thousands, Except Share Data)

	June 30, 2008	December 31, 2007
ASSETS
Cash & due from banks	$6,697	$8,624
Interest bearing deposits with banks	710	501
Federal funds sold	—	957

Cash & cash equivalents	7,407	10,082
Time certificates of deposit	495	594
Securities available for sale	70,624	63,340
Securities held to maturity, fair value 2008 $ 20,239; 2007 $ 21,288	20,798	21,229
Loans—net of allowance for loan losses 2008 $ 1,347; 2007 $ 1,249	203,878	191,225
Premises & equipment, net	6,632	6,770
Restricted investment in bank stocks	2,171	1,965
Investment in life insurance	4,847	4,765
Other assets	3,247	2,325

TOTAL ASSETS	$320,099	$302,295

LIABILITIES
Deposits:
Non-interest bearing	$27,237	$26,142
Interest bearing	234,508	218,904

Total deposits	261,745	245,046
Short-term borrowings	6,602	10,320
Long-term borrowings	22,000	18,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,487	2,241

TOTAL LIABILITIES	297,989	280,762

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value;
Shares authorized – 10,000,000
Shares issued & outstanding -2008-1,400,486; 2007-1,400,000	7,002	7,000
Capital in excess of par value	258	245
Retained earnings	14,563	13,993
Accumulated other comprehensive income	287	295

TOTAL SHAREHOLDERS’ EQUITY	22,110	21,533

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$320,099	$302,295

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest & fees on loans	$3,404	$3,119	$6,792	$6,184
Interest on taxable securities	871	672	1,695	1,249
Interest on tax-exempt securities	209	192	413	386
Other interest & dividends	50	102	125	223

TOTAL INTEREST INCOME	4,534	4,085	9,025	8,042

INTEREST EXPENSE
Interest on deposits	2,012	1,875	4,079	3,692
Interest on short term borrowings	26	85	94	174
Interest on long term borrowings	335	324	684	648

TOTAL INTEREST EXPENSE	2,373	2,284	4,857	4,514

NET INTEREST INCOME	2,161	1,801	4,168	3,528
Provision for loan losses	75	—	75	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,086	1,801	4,093	3,528

NON-INTEREST INCOME
Service charges on deposits	217	192	413	365
Fiduciary activities	100	75	200	175
Earnings on investment in life insurance	52	51	103	103
ATM card fees	141	129	266	237
Realized gain (loss) on sale of foreclosed real estate	—	(1)	—	21
Other income	70	58	119	107

TOTAL OTHER INCOME	580	504	1,101	1,008

NON-INTEREST EXPENSES
Employee compensation & benefits	920	848	1,905	1,699
Net occupancy & equipment	294	288	578	576
ATM expense	93	88	177	171
Professional fees	76	108	182	186
Director & advisory boards compensation	83	73	174	148
Supplies & postage	70	55	139	123
Other non-interest expenses	346	255	632	514

TOTAL NON-INTEREST EXPENSES	1,882	1,715	3,787	3,417

Income before income taxes	784	590	1,407	1,119
Income tax expense	173	118	292	216

NET INCOME	$611	$472	$1,115	$903

Basic earnings per share	$0.44	$0.34	$0.80	$0.65

Dividends per share	$0.125	$0.115	$0.25	$0.23

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2006	$7,000	$245	$12,634	$(205)	$19,674

Comprehensive income:
Net income			903		903
Net change in unrealized gains on securities available for sale, net of taxes of $51				(108)	(108)

Total comprehensive income					795

Cash dividends, $0.23 per share			(322)		(322)

Balance June 30, 2007	$7,000	$245	$13,215	$(313)	$20,147

Balance December 31, 2007	$7,000	$245	$13,993	$295	$21,533

Cumulative effect adjustment upon change in accounting principle			(195)		(195)

Comprehensive income:
Net income			1,115		1,115
Net change in unrealized gains on securities available for sale, net of taxes of $6				(8)	(8)

Total comprehensive income					1,107

Issuance of stock in connection with dividend reinvestment plan	2	13			15

Cash dividends, $0.25 per share			(350)		(350)

Balance June 30, 2008	$7,002	$258	$14,563	$287	$22,110

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,115	$903
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	—
Depreciation and amortization	274	282
Net amortization of securities premium	(142)	(11)
Net realized gain on sale of foreclosed real estate	—	(21)
Earnings on life insurance	(103)	(103)
Increase in other assets	(895)	(476)
Increase (decrease) in other liabilities	51	(18)

Net cash provided by operating activities	375	556

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	2,370	2,531
Purchases	(1,796)	(2,034)
Securities available for sale:
Maturities, calls and principal repayments	11,397	6,834
Purchases	(18,696)	(17,314)
Proceeds from sales	—	26
Net increase in loans receivable	(12,728)	(3,834)
Net (increase) decrease in restricted investment in bank stocks	(206)	193
Purchases of premises and equipment	(136)	(61)
Net maturities of interest bearing time deposits	99	297
Proceeds from sale of foreclosed real estate	—	284

Net cash used in investing activities	(19,696)	(13,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	1,095	2,685
Net increase in time deposits	15,604	9,729
Net decrease in short-term borrowings	(3,718)	(141)
Proceeds from long-term borrowings	5,000	10,000
Repayment of long-term borrowings	(1,000)	(14,000)
Proceeds from dividend reinvestment plan	15	—
Dividends paid	(350)	(322)

Net cash provided by financing activities	16,646	7,951

Net decrease in cash and cash equivalents	(2,675)	(4,571)
Cash and cash equivalents:
Beginning of year	10,082	12,432

End of period	$7,407	$7,861

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$4,896	$4,556

Cash payments for income taxes	$303	$286

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$8

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note C – Comprehensive Income (Loss)

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Unrealized holding losses arising during the period	$(521)	$(293)	$(14)	$(159)
Reclassification of losses realized in net income	—	—	—	—

	(521)	(293)	(14)	(159)
Income tax effect	178	98	6	51

Change in accumulated other comprehensive loss	$(343)	$(195)	$(8)	$(108)

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 1,400,011 for the six months ended June 30, 2008 and 1,400,021 for the three months ended June 30, 2008 in 2008. For both the three and six months ended June 30, 2007 the weighted average number of shares outstanding were 1,400,000.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $176,000 of standby letters of credit as of June 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows (in thousands):

Description	June 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$70,624	$516	$69,683	$425

The Corporation used the following methods and assumptions to estimate fair value:

Securities: The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).

Assets measured at fair value on a non-recurring basis are summarized below:

Description	June 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$370	$—	$—	$370

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $403,000, with a valuation allowance of $33,000, resulting in additional provision for loan losses of $0 for the period.

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Fair Value, beginning of period	$425	$425
Total gains (losses) included in earnings	0	0
Total gains (losses) included in other comprehensive income	0	0
Purchases, Issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Fair Value, end of period	$425	$425

Note G – Shareholders’ Equity

The Corporation has implemented a dividend reinvestment plan during 2008. All holders of twenty-five shares or more are eligible to participate in the plan in which reinvested dividends and voluntary cash contributions of up to $5,000 per quarter may be reinvested in additional common shares at the current fair market value as of the investment date. The Corporation had initially reserved 100,000 shares to be issued in connection with the plan. To date, 486 shares have been issued.

Note H – New and Recently Adopted Accounting Pronouncements

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12,

as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Corporation adopted EITF 06-04 on January 1, 2008 as a change in accounting principle through a cumulative effect adjustment of retained earnings of $195,000. The expense incurred in the period ended June 30, 2008 is not material to the Corporation’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for our Corporation on January 1, 2008. There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of SFAS No. 159 during the first six months of 2008 as the Corporation has not elected the fair value option for any eligible items, as defined in SFAS No. 159.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation does not expect the adoption of the new pronouncement will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for the Corporation beginning January 1, 2009 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation does not expect the adoption of the new pronouncement will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of June 30, 2008.

Financial Condition

Total assets of the Corporation increased $17,804,000 or 5.9% during the first six months of 2008. Net loans increased $12,653,000 or 6.6% and securities increased by $6,853,000 or 8.1% from December 31, 2007 to June 30, 2008.

Total deposits increased by $16,699,000 or 6.8% from December 31, 2007. Long-term borrowings increased by $4,000,000 or 22.2%, while short-term borrowings decreased $3,718,000 or 36.0% during the same time period. The growth in deposits can be attributed to the Corporation’s continuing business development endeavors as well as depositor’s search for a safe and stable return in light of the instability in the financial markets over the past year.

Results of Operations

Net income for the six months ending June 30, 2008 was $1,115,000 or $0.80 per share compared to $903,000 or $0.65 per share for the same period in 2007. Annualized return on average equity was 10.26% for the first six months of 2008 and 9.12% for the same period in 2007. Annualized return on average assets was 0.72% for the first six months of 2008 and 0.65% for the same period in 2007.

Net income for the quarter ending June 30, 2008 was $611,000 or $0.44 per share compared to $472,000 or $0.34 per share for the same period in 2007. Annualized return on average equity was 11.10% for the second quarter of 2008 and 9.38% for the same period in 2007. Annualized return on average assets was 0.77% for the second quarter of 2008 and 0.67% for the same period in 2007.

Net interest income for the first six months of 2008 increased by $640,000 or 18.1% compared to the same period in 2007. The reasons for the increase in net interest income were an increase in interest earning assets and an increase in net interest margin. For the first six months of 2008, the net interest margin on a fully tax equivalent (FTE) basis was 3.04% compared to 2.91% for the same period in 2007. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary drivers of the increase in the net interest margin was the decrease in the cost of funds of 0.16% from 3.50% during the first six months of 2007 to 3.34% during the same period in 2008, which was slightly offset by a decrease in the yield on earning assets of 0.03% from 6.41% in 2007 to 6.38% in 2008.

Net interest income for the quarter ended June 30, 2008 increased by $360,000 compared to the same period in 2007. Net interest margin for the quarter ended June 30, 2008 was 3.10% compared to 2.92% during the same period in 2007. The decrease in the yield on earning assets from 6.40% in the first six months of 2007 to 6.31% in 2008 was more than offset by the decrease in the cost of funds from 3.48% during 2007 to 3.21% during 2008.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a $75,000 provision for loan losses for the first six months of 2008 compared to no provision in 2007. The increase in the provision in 2008 compared to 2007 is a result of the growth experienced in the loan portfolio, combined with a slight change in qualitative factors in light of the slight downturn in local economic and market conditions. As a percentage of loans, the allowance for loan losses was 0.66% at June 30, 2008, compared to 0.65% at year-end 2007 and 0.67% at June 30, 2007. Impaired loans were $403,000 at June 30, 2008 compared to $1,812,000 at December 31, 2007. Management feels impaired loans are adequately collateralized and loss is not anticipated. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2008 increased by $93,000 or 9.2% compared to the same period in 2007. Income from fiduciary activities increased by $25,000, increased activity led to ATM card fees increasing by $29,000, service charges on deposit accounts increased by $48,000, realized gains on sales of foreclosed real estate decreased $21,000, and other non-interest income increased $12,000 during the first six months of 2008 compared to the same period in 2007. The increase in service charges is a result of the increased use of our overdraft protection program.

Non-interest income for the quarter ending June 30, 2008 was $580,000 compared to $504,000 in 2007. This increase is primarily related to the increase in income from fiduciary activities of $25,000, an increase in service charges on deposit accounts of $25,000, and an increase in ATM card fees of $12,000. These increases are the result of greater transaction volumes associated with the change in deposit accounts and trust activity.

Total non-interest expense increased in the first six months of 2008 by $370,000 compared to the first six months of 2007. Employee compensation and benefits increased $206,000 in the first 6 months of 2008 compared to 2007. The increase in salaries and wages are the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. Director and advisory board compensation increased $26,000, supplies and postage increased $16,000, and other operating expenses increased $118,000. The increase in other operating expenses is primarily a result of increases of $19,000 in loan collection costs, $23,000 in training costs, $20,000 in shares tax expense, and $19,000 in FDIC and OCC expenses. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2008, total non-interest expense increased $167,000 compared to the second quarter of 2007. The primary reason for this increase are the increases in employee compensation and benefits of $72,000, director and advisory board compensation of $10,000, supplies and postage of $15,000, and other operating expenses of $91,000.

Income tax expense was $292,000 for the six month time period ending June 30, 2008 compared to $216,000 for the same time period in 2007. Income tax expense as a percentage of income before income taxes was 20.8% for the period compared to 19.3% for 2007. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower in 2008 than 2007. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $261,745,000 in deposits at June 30, 2008, which increased $16,699,000 over total deposits of $245,046,000 at December 31, 2007. Other sources of liquidity at June 30, 2008 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $710,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $801,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $22,110,000 as of June 30, 2008, representing a $577,000 increase from December 31, 2007. The growth in capital was a result of net earnings retention of $765,000, a decrease in the accumulated other comprehensive income of $8,000, an increase in common stock and surplus of $15,000 as a result of the initiation of our dividend reinvestment plan, partially offset by a decrease of $195,000 in retained earnings reflecting the cumulative effect adjustment upon adoption of EITF 06-04. The other comprehensive income is due to the change in value of the Corporation’s available for sale securities.

At June 30, 2008, the Bank had a leverage ratio of 8.21%, a Tier I capital to risk-based assets ratio of 14.30% and a total capital to risk-based assets ratio of 15.04%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2007. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 5, 2008.

Item 4T.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There are no material changes in the Corporation’s risk factors since December 31, 2007. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 5, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual shareholders’ meeting on April 8, 2008 the following directors were elected to Class B for a term of three years as follows:

	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
Joseph E. Barnes, Sr.	1,134,759	-0-	1,952
Nancy S. Bratton	1,134,759	-0-	1,952
Jody D. Graybill	1,134,759	-0-	1,952
Charles C. Saner	1,134,759	-0-	1,952

The term of office of each of the following other directors continued after the meeting:

Class C Directors – Term expiring 2009

Samuel G. Kint

Roger Shallenberger

Lowell M. Shearer

David L. Swartz

Class A Directors – Term expiring 2010

John P. Henry, III

James R. McLaughlin

Frank L. Wright

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: August 12, 2008	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: August 12, 2008	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)