Form 10-Q
period 2008-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2008-11-14
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2008
Common Stock, par value $5.00	1,400,348 Shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars In Thousands, Except Share Data)

	September 30, 2008	December 31, 2007
ASSETS
Cash & due from banks	$7,775	$8,624
Interest bearing deposits with banks	413	501
Federal funds sold	—	957

Cash & cash equivalents	8,188	10,082
Time certificates of deposit	594	594
Securities available for sale	69,194	63,340
Securities held to maturity, fair value 2008 $21,097; 2007 $21,174	22,939	21,229
Loans - net of allowance for loan losses 2008 $1,439; 2007 $1,249	210,615	191,225
Premises & equipment, net	6,573	6,770
Restricted investment in bank stocks	2,601	1,965
Investment in life insurance	4,889	4,765
Other assets	3,137	2,325

TOTAL ASSETS	$328,730	$302,295

LIABILITIES
Deposits:
Non-interest bearing	$28,476	$26,142
Interest bearing	231,810	218,904

Total deposits	260,286	245,046
Short-term borrowings	15,865	10,320
Long-term borrowings	22,000	18,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,720	2,241

TOTAL LIABILITIES	306,026	280,762

SHAREHOLDERS’ EQUITY
Preferred stock, without par value;
10,000,000 shares authorized and unissued	—	—
Common stock, $5.00 par value;
10,000,000 shares authorized;
Shares issued, 2008 - 1,401,348; 2007 - 1,400,000	7,007	7,000
Shares outstanding, 2008 - 1,400,348; 2007 - 1,400,000
Capital in excess of par value	279	245
Retained earnings	15,093	13,993
Treasury stock, at cost 2008 - 1,000 shares	(31)	—
Accumulated other comprehensive income	356	295

TOTAL SHAREHOLDERS’ EQUITY	22,704	21,533

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$328,730	$302,295

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest & fees on loans	$3,581	$3,273	$10,373	$9,457
Interest on taxable securities	880	721	2,575	1,970
Interest on tax-exempt securities	217	192	630	578
Other interest & dividends	33	80	158	303

TOTAL INTEREST INCOME	4,711	4,266	13,736	12,308

INTEREST EXPENSE
Interest on deposits	1,910	1,943	5,989	5,635
Interest on short term borrowings	41	93	135	267
Interest on long term borrowings	337	341	1,021	989

TOTAL INTEREST EXPENSE	2,288	2,377	7,145	6,891

NET INTEREST INCOME	2,423	1,889	6,591	5,417
Provision for loan losses	93	30	168	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,330	1,859	6,423	5,387

NON-INTEREST INCOME
Service charges on deposits	227	182	640	547
Fiduciary activities	99	110	299	285
Earnings on investment in life insurance	52	51	155	154
ATM card fees	145	131	411	368
Realized gain on sale of foreclosed real estate	—	—	—	21
Other income	60	66	179	173

TOTAL OTHER INCOME	583	540	1,684	1,548

NON-INTEREST EXPENSES
Employee compensation & benefits	1,037	840	2,942	2,539
Net occupancy & equipment	289	293	867	869
ATM expense	94	11	271	182
Professional & regulatory fees	51	80	233	266
Director & advisory boards compensation	94	72	268	220
Supplies & postage	68	79	207	202
Other non-interest expenses	341	251	973	765

TOTAL NON-INTEREST EXPENSES	1,974	1,626	5,761	5,043

Income before income taxes	939	773	2,346	1,892
Income tax expense	220	170	512	386

NET INCOME	$719	$603	$1,834	$1,506

Basic earnings per share	$0.51	$0.43	$1.31	$1.08

Dividends per share	$0.135	$0.120	$0.385	$0.350

See accompanying notes.

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	$7,000	$245	$12,634	$0	$(205)	$19,674

Comprehensive income:
Net income			1,506			1,506
Net change in unrealized gains on securities available for sale, net of taxes of $109					207	207

Total comprehensive income						1,713

Cash dividends, $0.35 per share			(490)			(490)

Balance, September 30, 2007	$7,000	$245	$13,650	$0	$2	$20,897

Balance, December 31, 2007	$7,000	$245	$13,993	$0	$295	$21,533

Cumulative effect adjustment upon change in accounting principle			(195)			(195)
Comprehensive income:
Net income			1,834			1,834
Net change in unrealized gains on securities available for sale, net of taxes of $30					61	61

Total comprehensive income						1,895

Issuance of stock in connection with dividend reinvestment plan 1,348 shares	7	34				41
Cash dividends, $0.385 per share			(539)			(539)
Treasury stock acquired - 1,000 shares				(31)		(31)

Balance, September 30, 2008	$7,007	$279	$15,093	$(31)	$356	$22,704

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,834	$1,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	168	30
Depreciation and amortization	409	424
Net accretion of securities premium	(203)	(45)
Net realized gain on sale of foreclosed real estate	—	(21)
Earnings on investment in life insurance	(155)	(154)
Increase in other assets	(811)	(865)
Increase in other liabilities	284	454

Net cash provided by operating activities	1,526	1,329

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	2,371	3,888
Purchases	(3,864)	(3,883)
Securities available for sale:
Maturities, calls and principal repayments	14,809	11,949
Purchases	(20,586)	(22,112)
Proceeds from sales	—	26
Net increase in loans receivable	(19,558)	(11,608)
Net decrease (increase) in restricted investment in bank stocks	(636)	151
Purchases of premises and equipment	(212)	(94)
Proceeds from life insurance	—	71
Net maturities of interest bearing time deposits	—	594
Proceeds from sale of foreclosed real estate	—	284

Net cash used in investing activities	(27,676)	(20,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	2,334	1,989
Net increase in time deposits	12,906	17,309
Net increase in short-term borrowings	5,545	1,737
Proceeds from long-term borrowings	5,000	10,000
Repayment of long-term borrowings	(1,000)	(14,000)
Proceeds from dividend reinvestment plan	41	—
Acquisition of treasury stock	(31)	—
Dividends paid	(539)	(490)

Net cash provided by financing activities	24,256	16,545

Net decrease in cash and cash equivalents	(1,894)	(2,860)
Cash and cash equivalents:
Beginning of year	10,082	12,432

End of period	$8,188	$9,572

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$7,176	$6,867

Cash payments for income taxes	$582	$424

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$8

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note C – Comprehensive Income

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Unrealized holding gains arising during the period	$105	$475	$91	$316
Income tax effect	(36)	(160)	(30)	(109)

Change in accumulated other comprehensive income (loss)	$69	$315	$61	$207

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 1,399,912 for the nine months ended September 30, 2008 and 1,399,718 for the three months ended September 30, 2008. For both the three and nine months ended September 30, 2007 the weighted average number of shares outstanding were 1,400,000.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $231,000 of standby letters of credit as of September 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.

Note F – Fair Value Measurements

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows (in thousands):

Description	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$69,194	$525	$68,244	$425

The Corporation used the following methods and assumptions to estimate fair value:

Securities: The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). The Corporation has one level 3 security, which is a local, closely held, community bank equity security with limited trading activity.

Assets measured at fair value on a non-recurring basis are summarized below:

Description	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$364	$—	$—	$364

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $394,000, with a valuation allowance of $30,000, resulting in additional provision for loan losses of $0 for the period.

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Fair Value, beginning of period	$425	$425
Total gains (losses) included in earnings	0	0
Total gains (losses) included in other comprehensive income	0	0
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Fair Value, end of period	$425	$425

Note G – Shareholders’ Equity

The Corporation has implemented a dividend reinvestment plan during 2008. All holders of twenty-five shares or more are eligible to participate in the plan in which reinvested dividends and voluntary cash contributions of up to $5,000 per quarter may be reinvested in additional common shares at the current fair market value as of the investment date. The Corporation had initially reserved 100,000 shares to be issued in connection with the plan. To date, 1,348 shares have been issued.

Note H – New and Recently Adopted Accounting Pronouncements

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b)

a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Corporation adopted EITF 06-04 on January 1, 2008 as a change in accounting principle through a cumulative effect adjustment of retained earnings of $195,000. The expense incurred in the nine months ended September 30, 2008 is not material to the Corporation’s consolidated financial statements.

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

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of September 30, 2008.

Financial Condition

Total assets of the Corporation increased $26,435,000 or 8.7% during the first nine months of 2008. Net loans increased $19,390,000 or 10.1% and securities increased by $7,564,000 or 8.9% from December 31, 2007 to September 30, 2008. The loan growth was principally in the Bank’s residential and commercial real estate loan portfolios.

Total deposits increased by $15,240,000 or 6.2% from December 31, 2007, short-term borrowings increased $5,545,000 or 53.7%, and long-term borrowings increased by $4,000,000 or 22.2% during the same time period. The growth in deposits can be attributed to the Corporation’s continuing business development endeavors as well as depositor’s search for a safe and stable return in light of the instability in the financial markets over the past year.

Results of Operations

Net income for the nine months ending September 30, 2008 was $1,834,000 or $1.31 per share compared to $1,506,000 or $1.08 per share for the same period in 2007. Annualized return on average equity was 11.15% for the first nine months of 2008 and 10.02% for the same period in 2007. Annualized return on average assets was 0.77% for the first nine months of 2008 and 0.71% for the same period in 2007.

Net income for the quarter ending September 30, 2008 was $719,000 or $0.51 per share compared to $603,000 or $0.43 per share for the same period in 2007. Annualized return on average equity was 12.89% for the third quarter of 2008 and 11.75% for the same period in 2007. Annualized return on average assets for the third quarter was 0.89% compared to 0.82% during the third quarter of 2007.

Net interest income for the first nine months of 2008 increased by $1,174,000 or 21.7% compared to the same period in 2007. This increase is primarily a result of increased volume of interest earning assets as well as a decrease in the cost of interest bearing liabilities of 0.28%, offset by a slight decrease in the yield on earning assets of 0.03%. For the first nine months of 2008, the net interest margin on a fully tax equivalent (FTE) basis was 3.15% compared to 2.92% for the same period in 2007. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the increase in the net interest margin was the decrease in the cost of funds of 0.26% from 3.49% during the first nine months of 2007 to 3.23% during the same time period in 2008.

Net interest income for the quarter ended September 30, 2008 increased by $534,000 compared to the same period in 2007. Net interest margin for the quarter ended September 30, 2008 was 3.37% compared to 2.94% during the same period in 2007. The decrease in the yield on earning assets of 0.04% from 6.42% during the third quarter of 2007 to 6.38% during the same period in 2008 was offset by the decrease in the cost of funds of 0.47% from 3.48% during the third quarter of 2007 to 3.01% during the same time period in 2008.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a $168,000 provision for loan losses for the first nine months of 2008 compared to a $30,000 provision during the same time period in 2007. The increase in the provision in 2008 compared to 2007 is a result of the growth experienced in the loan portfolio, combined with a slight increase in qualitative reserve factors in light of the slight downturn in local economic and market conditions. As a percentage of loans, the allowance for loan losses was 0.68% at September 30, 2008, compared to 0.65% at year-end 2007 and 0.66% at September 30, 2007. Impaired loans were $394,000 at September 30, 2008 compared to $1,812,000 at December 31, 2007. Management feels impaired loans are adequately collateralized and loss is not anticipated. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first nine months of 2008 increased by $136,000 or 8.8% compared to the same period in 2007. The increase in deposit accounts led to service charges on deposit accounts increasing by $93,000 and increased activity led to an increase in ATM fees of $43,000 during the first nine months of 2008 compared to the same period in 2007.

Non-interest income for the quarter ending September 30, 2008 was $583,000 compared to $540,000 in 2007. Increases in service charges on deposit accounts and ATM fees of $45,000 and $14,000 respectively, were offset by an $11,000 decrease in income from fiduciary activities.

Total non-interest expense increased in the first nine months of 2008 by $718,000 or 14.2% compared to the first nine months of 2007. Employee compensation and benefits increased $403,000 in the first 9 months of 2008 compared to 2007. The increase in salaries and wages are the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. ATM expense increased $89,000 primarily because of a refund of prior expenses in 2007, with no similar refund received in 2008. Director and advisory board compensation increased $48,000, supplies and postage increased $5,000, and other operating expenses increased $208,000. The increase in other operating expenses is primarily a result of increases of $23,000 in loan collection costs, $39,000 in training costs, $29,000 in shares tax expense, and $58,000 in FDIC and OCC expenses. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2008, total non-interest expense increased $348,000 compared to the third quarter of 2007. The primary reasons for this increase are the increases in employee compensation and benefits of $197,000, an ATM expense increase of $83,000, as explained above, director and advisory board compensation of $22,000, and other operating expenses of $90,000. These increases were offset by a decrease of $29,000 in professional fees and a decrease of $11,000 in supplies and postage.

Income tax expense was $512,000 for the nine month time period ending September 30, 2008 compared to $386,000 for the same time period in 2007. Income tax expense as a percentage of income before income taxes was 21.8% for the period compared to 20.4% for 2007. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower in 2008 than 2007. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $260,286,000 in deposits at September 30, 2008, which increased $15,240,000 over total deposits of $245,046,000 at December 31, 2007. Other sources of liquidity at September 30, 2008 are available from the following: (1) investments in interest-bearing deposits with banks of $413,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $1,303,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $22,704,000 as of September 30, 2008, representing a $1,171,000 increase from December 31, 2007. The growth in capital was a result of net earnings retention of $1,295,000, an increase in the accumulated other comprehensive income of $61,000 and an increase in common stock and surplus of $41,000 as a result of the initiation of our dividend reinvestment plan. This increase was partially offset by a decrease of $195,000 in retained earnings reflecting the cumulative effect adjustment upon adoption of EITF 06-04 and the purchase of treasury stock of $31,000. The other comprehensive income is due to the change in value of the Corporation’s available for sale securities.

At September 30, 2008, the Bank had a leverage ratio of 8.28%, a Tier I capital to risk-based assets ratio of 14.42% and a total capital to risk-based assets ratio of 15.20%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

There are no material changes in the Corporation’s interest rate risk exposure since December 31, 2007. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 5, 2008.

Item 4T.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There are no material changes in the Corporation’s risk factors since December 31, 2007. Please refer to the Annual Report on Form 10-K of First Community Financial Corporation, filed with the Securities and Exchange Commission on March 5, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended September 30, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
July 1 through July 31	1,000	$30.905	1,000	99,000
August 1 through August 31	0	$0.00	0	99,000
September 1 through September 31	0	$0.00	0	99,000

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit	Title
3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2008	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: November 14, 2008	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer
(Principal Financial Officer)