Form 10-Q
period 2009-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2009-05-14
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2009
Common Stock, par value $5.00	1,398,799 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars In Thousands, Except Share Data)

	March 31, 2009	December 31, 2008
ASSETS
Cash & due from banks	$5,915	$6,278
Interest bearing deposits with banks	2,220	586
Federal funds sold	5,485	—

Cash & cash equivalents	13,620	6,864
Time certificates of deposit	396	396
Securities available for sale	64,018	66,376
Securities held to maturity, fair value 2009 $ 24,435; 2008 $ 23,248	25,283	24,127
Loans - net of allowance for loan losses 2009 $ 1,803; 2008 $ 1,633	216,510	212,377
Premises and equipment, net	6,446	6,397
Restricted investment in bank stocks	2,661	2,661
Investment in life insurance	4,975	4,933
Other assets	3,096	2,583

TOTAL ASSETS	$337,005	$326,714

LIABILITIES
Deposits:
Non-interest bearing	$30,879	$29,192
Interest bearing	248,449	233,414

Total deposits	279,328	262,606
Short-term borrowings	3,520	10,613
Long-term borrowings	22,000	22,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,863	2,927

TOTAL LIABILITIES	312,866	303,301

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2009 -1,402,449; 2008 – 1,401,918 Shares outstanding; 2009- 1,398,799; 2008 – 1,399,868	7,012	7,010
Capital in excess of par value	307	293
Retained earnings	15,951	15,406
Treasury stock, at cost 2009 – 3,651 shares; 2008 – 2,050 shares	(110)	(62)
Accumulated other comprehensive income	979	766

TOTAL SHAREHOLDERS’ EQUITY	24,139	23,413

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$337,005	$326,714

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Interest & fees on loans	$3,579	$3,388
Interest on taxable securities	801	824
Interest on tax-exempt securities	250	204
Other interest & dividends	11	75

TOTAL INTEREST INCOME	4,641	4,491

INTEREST EXPENSE
Interest on deposits	1,861	2,067
Interest on short-term borrowings	16	68
Interest on long-term borrowings	313	349

TOTAL INTEREST EXPENSE	2,190	2,484

NET INTEREST INCOME	2,451	2,007
Provision for loan losses	180	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,271	2,007

NON-INTEREST INCOME
Service charges on deposits	190	196
Fiduciary activities	117	100
Earnings on investment in life insurance	53	51
ATM and debit card fees	132	125
Realized gains on sales of securities	289	—
Other income	59	49

TOTAL OTHER INCOME	840	521

NON-INTEREST EXPENSES
Employee compensation & benefits	1,090	985
Net occupancy & equipment	292	284
ATM expense	94	84
Professional fees	135	106
Regulatory fees	106	29
Director & advisory boards compensation	62	91
Supplies & postage	85	69
Other non-interest expense	284	257

TOTAL NON-INTEREST EXPENSES	2,148	1,905

Income before income taxes	963	623
Applicable income taxes	222	119

NET INCOME	$741	$504

Basic Earnings Per Share	$0.53	$0.36

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance - January 1, 2008	$7,000	$245	$13,993	$—	$295	$21,533

Cumulative effect adjustment upon change in accounting principle			(195)			(195)

Comprehensive income:
Net income			504			504
Change in net unrealized losses on securities available for sale, net of deferred income taxes					335	335

Total comprehensive income						644

Cash dividends, $0.125 per share			(175)			(175)

Balance, March 31, 2008	$7,000	$245	$14,127	$—	$630	$22,002

Balance - January 1, 2009	$7,010	$293	$15,406	$(62)	$766	$23,413

Comprehensive income:
Net income			741			741
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					213	213

Total comprehensive income						954

Issuance of stock in connection with dividend reinvestment plan
531 shares	2	14				16
Treasury stock acquired-1,601shares				(48)		(48)
Cash dividends, $0.14 per share			(196)			(196)

Balance, March 31, 2009	$7,012	$307	$15,951	$(110)	$979	$24,139

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$741	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	—
Depreciation and amortization	140	138
Net accretion of securities premium	(97)	(75)
Net realized gains on sales of securities	(289)	—
Earnings on life insurance	(53)	(51)
Increase in other assets	(485)	(775)
Increase (decrease) in other liabilities	(64)	86

Net cash provided by (used in) operating activities	73	(173)

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	1,000	840
Purchases	(2,066)	(419)
Securities available for sale:
Maturities, calls and principal repayments	4,167	7,031
Purchases	(6,270)	(12,062)
Proceeds from sales	5,075	—
Net increase in loans receivable	(4,435)	(6,613)
Net increase in Federal Home Loan Bank stock	—	(98)
Purchases of premises and equipment	(189)	(77)

Net cash used in investing activities	(2,718)	(11,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	1,687	1,624
Net increase in time deposits	15,035	12,550
Net decrease in short-term borrowings	(7,093)	(2,389)
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	—	(1,000)
Proceeds from issuance of common stock	16	—
Acquisition of treasury stock	(48)	—
Dividends paid	(196)	(175)

Net cash provided by financing activities	9,401	15,610

Net increase in cash and cash equivalents	6,756	4,039
Cash and cash equivalents:
Beginning of year	6,864	10,082

End of period	$13,620	$14,121

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$2,250	$2,482

Cash payments for income taxes	$143	$27

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$122	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009

Note A – Basis of Presentation

The consolidated financial statements include the accounts of First Community Financial Corporation (the “Corporation”) and its wholly-owned subsidiary, The First National Bank of Mifflintown (the “Bank”). All material inter-company transactions have been eliminated. The Corporation was organized on November 13, 1984 and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2008, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2009.

Note B – Accounting Policies

The accounting policies of the Corporation as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Corporation’s Form 10-K.

Note C – Comprehensive Income

The only other comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows:

	Three Months Ended March 31,
	2009	2008
Unrealized holding gains arising during the period	$607	$507
Reclassification of gains realized in net income	(289)	—

	318	507
Deferred income tax effect	(105)	(172)

Change in accumulated other comprehensive income	$213	$335

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 1,399,559 in 2009 and 1,400,000 in 2008.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $206,000 of standby letters of credit outstanding as of March 31, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.

Note F: Fair Value Measurements

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation began to account and report for non-financial assets and liabilities on January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows (in thousands):

Description	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$64,018	$409	$63,184	$425

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$66,376	$465	$65,486	$425

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

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the quarter ending March 31, 2009.

Fair Value, January 1, 2009	$425
Total gains (losses) included in earnings	0
Total gains (losses) included in other comprehensive income	0
Purchases, Issuances, and settlements	0
Transfers in and/or out of Level 3	0

Fair Value, March 31, 2009	$425

Assets measured at fair value on a non-recurring basis as March 31, 2009 and December 31, 2008 are summarized below:

Description	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$266	$—	$—	$266
Foreclosed Real Estate	122	—	—	122

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$599	$—	$—	$599

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $292,000 and $599,000, with valuation allowances of $26,000 and $36,000 for periods ending March 31, 2009 and December 31, 2008 respectively. This resulted in additional provision for loan losses of $0 for the periods ending March 31, 2009 and December 31, 2008.

Note G – New and Recently Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Corporation has not early adopted this standard, and does not anticipate the adoption of this new pronouncement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Corporation has not early adopted this standard, and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Corporation has not early adopted this standard, and does not anticipate the adoption of this new pronouncement will have a material impact on its consolidated financial statements.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the consolidated financial statements included in form 10-K for the year ended December 31, 2008). The Corporation believes that of its significant accounting estimates, the allowance for loan losses and valuation of its securities may involve a higher degree of judgement and complexity.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns, if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of March 31, 2009.

Financial Condition

Total assets of the Corporation increased $10,291,000 or 3.1% during the first three months of 2009. Net loans increased $4,133,000 or 1.9%, cash and cash equivalents increased $6,756,000 or 98.4%, and securities decreased $1,202,000 or 1.3% from December 31, 2008 to March 31, 2009.

Total deposits increased by $16,722,000 or 6.4% since year-end 2008. Short-term borrowings decreased by $7,093,000 or 66.8% during the same time period. The current economic environment contributed to the growth in deposits, along with the Corporation’s business development.

Results of Operations

Net income for the three month period ending March 31, 2009 was $741,000 or $0.53 per share compared to $504,000 or $0.36 per share for the same period in 2008. Annualized return on average equity was 12.47% for the first three months of 2009 and 9.37% for the same period in 2008. Annualized return on average assets was 0.90% for the first three months of 2009 and 0.66% for the same period in 2008.

Net interest income for the first three months of 2009 increased by $444,000 or 22.1% compared to the same period in 2008. For the first three months of 2009, the net interest margin on a fully tax equivalent (FTE) basis was 3.43% compared to 2.98% for the same period in 2008. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary drivers of the increase in the net interest margin were the decrease in the cost of funds of 0.61% from 3.85% in 2008 to 3.24% in 2009 offset somewhat by a decrease in the yield on earning assets of 0.15% from 6.46% in 2008 to 6.31% in 2009.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $180,000 for the first three months of 2009 compared to $0 for the same time period in 2008. As a percentage of loans, the allowance for loan losses was 0.83% at March 31, 2009, compared to 0.77% at year-end 2008 and 0.64% at March 31, 2008. Impaired loans were $292,000 at March 31, 2009 compared to $635,000 at December 31, 2008. Management feels impaired loans are adequately collateralized and loss in excess of valuation allowance is not anticipated. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2009 increased by $319,000 or 61.2% compared to the same period in 2008. Gains on sale of securities increased $289,000, income from fiduciary activities increased $17,000 and ATM card fees increased $7,000 during the first three months of 2009 compared to the same period in 2008.

Total non-interest expense increased in the first three months of 2009 by $243,000 compared to the first three months of 2008. Employee compensation and benefits increased by $105,000 or 10.7% compared to the same period in 2008 as a result of merit increases and the addition of new personnel. Professional fees increased by $29,000. Regulatory fees increased $77,000, primarily as a result of deposit growth and increasing FDIC insurance costs. FDIC insurance fees will be increasing dramatically in the second quarter of 2009 as the FDIC assesses a one time surcharge to replenish the insurance fund. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $222,000 for the three month time period ending March 31, 2009 compared to $119,000 for the same time period in 2008. Income tax expense as a percentage of income before income taxes was 23.1% for the period compared to 19.1% for 2008. Tax exempt income comprised a larger portion of pre-tax income in 2008 than 2009, resulting in a higher effective tax rate in 2009. The reason the Corporation’s effective tax rate is below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $279,328,000 in deposits at March 31, 2009, which increased $16,722,000 over total deposits of $262,606,000 at year-end 2008. Other sources of liquidity at March 31, 2009 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $8,101,000, (2) securities maturing in one year or less, which totaled $1,448,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers

Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $24,139,000 as of March 31, 2009, representing a $726,000 increase from December 31, 2008. The growth in capital was a result of net earnings retention of $545,000, an increase in accumulated other comprehensive income of $213,000, an increase in common stock and surplus of $16,000 as a result of the Corporation’s dividend reinvestment plan, offset by the acquisition of treasury stock of $48,000. Other comprehensive income is due to the increase in value of the Corporation’s available for sale securities.

At March 31, 2009, the Bank had a leverage ratio of 8.33%, a Tier I capital to risk-based assets ratio of 14.45% and a total capital to risk-based assets ratio of 15.46%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4T. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

(Not required of a smaller reporting company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended March 31, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 through January 31	1	$30.00	1	97,949

February 1 through February 28	0	$0.00	0	97,949

March 1 through March 31	1,600	$30.00	1,600	96,349

Total for the period	1,601		1,601

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 14, 2009	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: May 14, 2009	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)