Form 10-Q
period 2009-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2009-08-14
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 30, 2009
Common Stock, par value $5.00	1,399,368 Shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars In Thousands, Except Share Data)

	June 30, 2009	December 31, 2008
ASSETS
Cash & due from banks	$6,935	$6,278
Interest bearing deposits with banks	4,655	586
Federal funds sold	3,845	—

Cash & cash equivalents	15,435	6,864
Time certificates of deposit	396	396
Securities available for sale	69,194	66,376
Securities held to maturity, fair value 2009 $ 26,292; 2008 $ 23,248	27,245	24,127
Loans - net of allowance for loan losses 2009 $ 1,826; 2008 $ 1,633	214,828	212,377
Premises & equipment, net	6,370	6,397
Restricted investment in bank stocks	2,661	2,661
Investment in life insurance	5,017	4,933
Other assets	3,508	2,583

TOTAL ASSETS	$344,654	$326,714

LIABILITIES
Deposits:
Non-interest bearing	$27,722	$29,192
Interest bearing	258,580	233,414

Total deposits	286,302	262,606
Short-term borrowings	3,829	10,613
Long-term borrowings	22,000	22,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,738	2,927

TOTAL LIABILITIES	320,024	303,301

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; Shares authorized - 10,000,000 Shares issued - 2009 -1,403,019; 2008 - 1,401,918 Shares outstanding - 2009 -1,399,368; 2008 -1,399,868	7,015	7,010
Capital in excess of par value	321	293
Retained earnings	16,371	15,406
Treasury stock, at cost 2009-3,651 shares; 2008-2,050 shares	(110)	(62)
Accumulated other comprehensive income	1,033	766

TOTAL SHAREHOLDERS’ EQUITY	24,630	23,413

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$344,654	$326,714

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest & fees on loans	$3,576	$3,404	$7,155	$6,792
Interest on taxable securities	755	871	1,556	1,695
Interest on tax-exempt securities	279	209	529	413
Other interest & dividends	14	50	25	125

TOTAL INTEREST INCOME	4,624	4,534	9,265	9,025

INTEREST EXPENSE
Interest on deposits	1,893	2,012	3,754	4,079
Interest on short term borrowings	10	26	26	94
Interest on long term borrowings	312	335	625	684

TOTAL INTEREST EXPENSE	2,215	2,373	4,405	4,857

NET INTEREST INCOME	2,409	2,161	4,860	4,168
Provision for loan losses	22	75	202	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,387	2,086	4,658	4,093

NON-INTEREST INCOME
Service charges on deposits	200	217	390	413
Fiduciary activities	142	100	259	200
Earnings on investment in life insurance	54	52	107	103
ATM card fees	146	141	278	266
Realized gains on sales of securities	—	—	289	—
Other income	124	70	183	119

TOTAL OTHER INCOME	666	580	1,506	1,101

NON-INTEREST EXPENSES
Employee compensation & benefits	1,071	920	2,161	1,905
Net occupancy & equipment	302	294	594	578
ATM expense	97	93	191	177
Professional fees	93	76	228	182
Director & advisory boards compensation	87	83	149	174
Supplies & postage	72	70	157	139
FDIC and OCC assessments	285	47	391	76
Other non-interest expenses	288	299	572	556

TOTAL NON-INTEREST EXPENSES	2,295	1,882	4,443	3,787

Income before income taxes	758	784	1,721	1,407
Income tax expense	143	173	365	292

NET INCOME	$615	$611	$1,356	$1,115

Basic earnings per share	$0.44	$0.44	$0.97	$0.80

Dividends per share	$0.140	$0.125	$0.28	$0.25

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance - January 1, 2008	$7,000	$245	$13,993	$—	$295	$21,533

Cumulative effect adjustment upon change in accounting principle			(195)			(195)

Comprehensive income:
Net income			1,115			1,115
Change in net unrealized losses on securities available for sale, net of deferred income taxes					(8)	(8)

Total comprehensive income						1,107

Issuance of stock in connection with Dividend reinvestment plan - 486 shares	2	13				15

Cash dividends, $0.25 per share			(350)			(350)

Balance, June 30, 2008	$7,002	$258	$14,563	$—	$287	$22,110

Balance - January 1, 2009	$7,010	$293	$15,406	$(62)	$766	$23,413

Comprehensive income:
Net income			1,356			1,356
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					267	267

Total comprehensive income						1,623

Issuance of stock in connection with dividend reinvestment plan - 1,101 shares	5	28				33
Treasury stock acquired-1,601shares				(48)		(48)
Cash dividends, $0.28 per share			(391)			(391)

Balance, June 30, 2009	$7,015	$321	$16,371	$(110)	$1,033	$24,630

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,356	$1,115
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	202	75
Depreciation and amortization	273	274
Net accretion of securities premium	(146)	(142)
Other-than temporary impairment charge	15	—
Net realized gains on sales of securities	(289)	—
Earnings on life insurance	(107)	(103)
Increase in other assets	(918)	(895)
Increase (decrease) in other liabilities	(189)	51

Net cash provided by operating activities	197	375

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	1,790	2,370
Purchases	(4,722)	(1,796)
Securities available for sale:
Maturities, calls and principal repayments	9,048	11,397
Purchases	(16,591)	(18,696)
Proceeds from sales	5,364	—
Net increase in loans receivable	(2,775)	(12,728)
Net increase in restricted investment in bank stocks	—	(206)
Purchases of premises and equipment	(246)	(136)
Net maturities of interest bearing time deposits	—	99

Net cash used in investing activities	(8,132)	(19,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand and savings deposits	(1,470)	1,095
Net increase in time deposits	25,166	15,604
Net decrease in short-term borrowings	(6,784)	(3,718)
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	—	(1,000)
Proceeds from issuance of common stock	33	15
Acquisition of treasury stock	(48)	—
Dividends paid	(391)	(350)

Net cash provided by financing activities	16,506	16,646

Net increase (decrease) in cash and cash equivalents	8,571	(2,675)
Cash and cash equivalents:
Beginning of year	6,864	10,082

End of period	$15,435	$7,407

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$4,495	$4,896

Cash payments for income taxes	$522	$303

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$122	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2008, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2009.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 14, 2009, the date these financial statements were issued.

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

Note C – Comprehensive Income (Loss)

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Unrealized holding gains (losses) arising during the period	$72	$(521)	$679	$(14)
Reclassification of gains realized in net income	—	—	(289)	—
Other than temporary impairment charge recognized in net income	15	—	15	—

	87	(521)	405	(14)
Income tax effect	(33)	178	(138)	6

Change in accumulated other comprehensive income (loss)	$54	$(343)	$267	$(8)

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,399,181 for the six months ended June 30, 2009 and 1,398,836 for the three months ended June 30, 2009. The weighted average number of shares outstanding was 1,400,011 for the six months ended June 30, 2008 and 1,400,021 for the three months ended June 30, 2008.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $206,000 of standby letters of credit as of June 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

Note F – Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available for sale are those securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell an available for sale security would be based on various factors. These securities are stated at fair value. Unrealized gains (losses) are reported as changes in other comprehensive income, a component of shareholders’ equity, net of the related deferred tax effect. Premiums and discounts are recognized as interest income over the estimated lives of the securities, using the interest method. Securities held to maturity are those securities that the Corporation has the intent and ability to hold to maturity. These securities are stated at cost adjusted for amortization of premiums and accretion of discounts, which is recognized as interest income over their estimated lives, using the interest method.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for the Corporation for interim and annual reporting periods June 30, 2009 and after. The adoption of this FSP did not impact the Corporation’s financial condition or results of operations.

Amortized cost and fair value at June 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
June 30, 2009:
U.S. agencies securities	$8,101	$49	$(42)	$8,108
Mortgage-backed securities	58,832	1,296	(77)	60,051
Equity securities	661	374	—	1,035

	$67,594	$1,719	$(119)	$69,194

December 31, 2008:
U.S. agencies securities	$6,590	$134	$—	$6,724
Mortgage-backed securities	58,084	883	(205)	58,762
Equity securities	507	387	(4)	890

	$65,181	$1,404	$(209)	$66,376

SECURITIES HELD TO MATURITY:
June 30, 2009:
U.S. agencies securities	$250	$14	$—	$264
State and municipal securities	26,995	188	(1,155)	26,028

	$27,245	$202	$(1,155)	$26,292

December 31, 2008:
U.S. agencies securities	$250	$17	$—	$267
State and municipal securities	23,877	186	(1,082)	22,981

	$24,127	$203	$(1,082)	$23,248

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2009

SECURITIES AVAILABLE FOR SALE:

U. S agency securities	$2,787	$42	$—	$—	$2,787	$42
Mortgage-backed securities	5,792	30	3,270	47	9,062	77

	8,579	72	3,270	47	11,849	119

SECURITIES HELD TO MATURITY:

State and municipal securities	9,988	205	5,977	950	15,965	1,155

Total	$18,567	$277	$9,247	$997	$27,814	$1,274

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008

SECURITIES AVAILABLE FOR SALE:

Mortgage-backed securities	$10,812	$84	$5,207	$121	$16,019	$205
Equity securities	16	4	—	—	16	4

	10,828	88	5,207	121	16,035	209

SECURITIES HELD TO MATURITY:

State and municipal securities	11,408	818	1,025	264	12,433	1,082

Total	$22,236	$906	$6,232	$385	$28,468	$1,291

At June 30, 2009, three U. S. agency securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 1.5%. In management’s opinion, these unrealized losses relate to changes in interest rates.

At June 30, 2009, thirty mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.8%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At June 30, 2009, sixty-two state and municipal securities have unrealized losses with aggregate depreciation of 6.7% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

At June 30, 2009, one equity security, a regional bank holding company, was deemed to be other-than-temporarily impaired, and a $15,000 charge was recorded for the three months ended June 30, 2009. This equity security has depreciated in fair value 76% during the last year, its dividend has been significantly reduced, and a near term recovery of value is not expected.

Note G: Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s consolidated financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Bank adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation only partially adopted the provisions of SFAS #157, and began to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3,

Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applied to the Corporation’s December 31, 2008, consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for the Corporation for interim and annual reporting periods June 30, 2009 and after. The adoption of this FSP did not impact the Corporation’s financial condition or results of operations.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows (in thousands):

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$69,194	$440	$68,159	$595

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$66,376	$465	$65,486	$425

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending June 30, 2009.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Fair Value, beginning of period	$425	$425
Total gains (losses) included in earnings	0	0
Total gains (losses) included in other comprehensive income	0	0
Purchases, issuances, and settlements	170	170
Transfers in and/or out of Level 3	0	0

Fair Value, June 30, 2009	$595	$595

Assets measured at fair value on a non-recurring basis as June 30, 2009 and December 31, 2008 are summarized below:

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$299	$—	$—	$299
Foreclosed real estate	122	—	—	122

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$36	$—	$—	$36

Total impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $328,000 and $72,000, net of the valuation allowances of $29,000 and $36,000 as of June 30, 2009 and December 31, 2008, respectively. This resulted in additional provision for loan losses of $0 for the periods ending June 30, 2009 and December 31, 2008.

Foreclosed real estate is valued at its estimated fair market value, net of selling costs, at the time of foreclosure.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after. The adoption of this FSP did not impact the Corporation’s financial condition or results of operations.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2009 and December 31, 2008.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Time certificates of deposit (carried at cost):

The carrying amount of time certificates of deposit approximates its fair value.

Securities:

The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidy and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). The Corporation has one level 3 security, which is a local, closely held, community bank equity security with limited trading activity.

Loans receivable (carried at cost):

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality.

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Restricted investment in bank stock (carried at cost):

The carrying amount of restricted investment in bank stock approximates fair value.

Accrued interest receivable and payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings (carried at cost):

The carrying amounts of short-term borrowings approximate their fair values.

Long-term debt (carried at cost):

Fair values of long-term debt are estimated using discounted cash flow analysis, based on rates currently available to the Corporation for advances from the FHLB with similar terms and remaining maturities

Junior Subordinated debt (carried at cost):

Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on rates currently offered on such debt, with similar terms and remaining maturities. As the Corporation has the ability to redeem the junior subordinated debt at any time, the fair value approximates its carrying value.

Off-balance sheet financial instruments (disclosed at cost):

Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,435	$15,435	$6,864	$6,864
Time certificates of deposit	396	396	396	396
Investment securities:
Available for sale	69,194	69,194	66,376	66,376
Held to maturity	27,245	26,292	24,127	23,248
Loans, less allowance for loan losses	214,828	215,551	212,377	213,544
Accrued interest receivable	1,391	1,391	1,241	1,241
Restricted investment in bank stocks	2,661	2,661	2,661	2,661

Financial liabilities:
Deposits	286,302	291,086	262,606	263,790
Short-term borrowings	3,829	3,829	10,613	10,613
Long-term borrowings	22,000	23,602	22,000	24,281
Junior subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	480	480	570	570

Off-balance sheet financial instruments	—	—	—	—

Note H – New and Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Corporation does not anticipate the adoption of this new pronouncement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Corporation does not anticipate the adoption of this new pronouncement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the financial statements included in form 10-K for the year ended December 31, 2008). The Corporation believes that of its significant accounting estimates, the allowance for loan losses and valuation of its securities may involve a higher degree of judgment and complexity.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Impairment charges for the period ending June 30, 2009, consist of one equity security, a regional bank holding company, and a $15,000 charge was recorded for the three months ended June 30, 2009. This equity security has depreciated in fair value 76% during the last year, its dividend has been significantly reduced, and a near term recovery of value is not expected.

Financial Condition

Total assets of the Corporation increased $17,940,000 or 5.5% during the first six months of 2009. Net loans increased $2,451,000 or 1.2%, securities increased by $5,936,000 or 6.6% and cash and cash equivalents increased $8,571,000 or 124.9% from December 31, 2008 to June 30, 2009.

Total deposits increased by $23,696,000 or 9.0% from December 31, 2008. Short-term borrowings decreased $6,784,000 or 63.9% during the same time period. The growth in deposits can be attributed to the Corporation’s continuing business development endeavors as well as depositor’s search for a safe and stable return in light of the instability in the financial markets over the past year.

Results of Operations

Net income for the six months ending June 30, 2009 was $1,356,000 or $0.97 per share compared to $1,115,000 or $0.80 per share for the same period in 2008. Annualized return on average equity was 11.38% for the first six months of 2009 and 10.26% for the same period in 2008. Annualized return on average assets was 0.82% for the first six months of 2009 and 0.72% for the same period in 2008.

Net income for the quarter ending June 30, 2009 was $615,000 or $0.44 per share compared to $611,000 or $0.44 per share for the same period in 2008. Annualized return on average equity was 10.14% for the second quarter of 2009 and 11.10% for the same period in 2008. Annualized return on average assets was 0.72% for the second quarter of 2009 and 0.77% for the same period in 2008.

Net interest income for the first six months of 2009 increased by $692,000 or 16.6% compared to the same period in 2008. The reasons for the increase in net interest income were an increase in interest earning assets and an increase in net interest margin. For the first six months of 2009, the net interest margin on a fully tax equivalent (FTE) basis was 3.34% compared to 3.04% for the same period in 2008. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of

34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary drivers of the increase in the net interest margin was the decrease in the cost of funds of 0.51% from 3.34% during the first six months of 2008 to 2.83% during the same period in 2009, which was offset by a decrease in the yield on earning assets of 0.21% from 6.38% in 2008 to 6.17% in 2009.

Net interest income for the quarter ended June 30, 2009 increased by $248,000 compared to the same period in 2008. Net interest margin for the quarter ended June 30, 2009 was 3.25% compared to 3.10% during the same period in 2008. The decrease in the yield on earning assets from 6.31% in the first six months of 2008 to 6.04% in 2009 was more than offset by the decrease in the cost of funds from 3.21% during 2008 to 2.79% during 2009.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a $202,000 provision for loan losses for the first six months of 2009 compared to $75,000 in 2008. The increase in the provision in 2009 compared to 2008 is a result of the growth experienced in the loan portfolio, combined with a slight change in management’s assessment of qualitative factors in light of the slight downturn in local economic and market conditions. As a percentage of loans, the allowance for loan losses was 0.84% at June 30, 2009, compared to 0.76% at year-end 2008 and 0.66% at June 30, 2008. Impaired loans were $2,961,000 at June 30, 2009 compared to $635,000 at December 31, 2008. At this time management feels impaired loans are adequately collateralized and loss is not anticipated. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2009 increased by $405,000 or 36.8% compared to the same period in 2008. Income from fiduciary activities increased by $59,000 due to several estate settlements, increased activity led to ATM card fees increasing by $12,000, realized gains on sales of securities increased $289,000, and other non-interest income increased $64,000 during the first six months of 2009 compared to the same period in 2008.

Non-interest income for the quarter ending June 30, 2009 was $666,000 compared to $580,000 in 2008. This increase is primarily related to the increase in income from fiduciary activities of $42,000 due to several estate settlements, an increase in other non-interest of $54,000, offset by a decrease in service charges on deposit accounts of $17,000.

Total non-interest expense increased in the first six months of 2009 by $656,000 compared to the first six months of 2008. Employee compensation and benefits increased $256,000 in the first 6 months of 2009 compared to 2008. The increase in salaries and wages are the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. The FDIC/OCC assessments increased $315,000. An increase in FDIC insurance costs coupled with a significant special FDIC insurance assessment led to the dramatic increase in FDIC/OCC expenses. Director and advisory board compensation decreased $25,000, supplies and postage increased $18,000, professional fees increased $46,000 and other operating expenses increased $16,000. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2009, total non-interest expense increased $413,000 compared to the second quarter of 2008. The primary reason for this increase are the increases in employee compensation and benefits of $151,000, professional fees of $17,000, and FDIC/OCC expense of $238,000. As stated above, the increase in FDIC/OCC assessment is the result of an FDIC insurance increase as well as a special assessment during the quarter.

Income tax expense was $365,000 for the six month time period ending June 30, 2009 compared to $292,000 for the same time period in 2008. Income tax expense as a percentage of income before income taxes was 21.2% for the period compared to 20.8% for 2008. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower in 2009 than 2008. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Income tax expense was $143,000 for the three month time period ending June 30, 2009 compared to $173,000 for the same time period in 2008. Income tax expense as a percentage of income before income taxes was 18.9% for the period compared to 22.1% for 2008. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher during the quarter in 2009 than 2008

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $286,302,000 in deposits at June 30, 2009, which increased $23,696,000 over total deposits of $262,606,000 at December 31, 2008. Other sources of liquidity at June 30, 2009 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $8,500,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $2,274,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $24,630,000 as of June 30, 2009, representing a $1,217,000 increase from December 31, 2008. The growth in capital was a result of net earnings retention of $965,000, an increase in the accumulated other comprehensive income of $267,000, an increase in common stock and surplus of $33,000 as a result of our dividend reinvestment plan, partially offset by purchases of treasury stock of $48,000. The increase in accumulated other comprehensive income is due to the change in value of the Corporation’s available for sale securities.

At June 30, 2009, the Bank had a leverage ratio of 8.17%, a Tier I capital to risk-based assets ratio of 14.44% and a total capital to risk-based assets ratio of 15.44%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

(Not required of a smaller reporting company)

Item 4T.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer)

and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

(Not required of a smaller reporting company)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended June 30, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 through April 30	0	$0.00	0	96,349

May 1 through May 31	0	$0.00	0	96,349

June 1 through June 30	0	$0.00	0	96,349

Total for the period	0		0

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual shareholders’ meeting on April 14, 2009 the following directors were elected to Class C for a term of three years as follows:

	FOR	AGAINST	ABSTENTIONS AND BROKER NON VOTES
Samuel G. Kint	1,166,012	2,205	-0-

Roger Shallenberger	1,166,012	2,205	-0-

Lowell M. Shearer	1,165,602	2,615	-0-

David L. Swartz	1,166,012	2,205	-0-

The term of office of each of the following other directors continued after the meeting:

Class A Directors – Term expiring 2010

John P. Henry, III

James R. McLaughlin

Frank L. Wright

Class B Directors – Term expiring 2011

Nancy S. Bratton

Jody D. Graybill

David M. McMillen

Charles C. Saner

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2009	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: August 14, 2009	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)