Form 10-Q
period 2009-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2009-11-13
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2009
Common Stock, par value $5.00	1,399,981 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars In Thousands, Except Share Data)

	September 30, 2009	December 31, 2008
ASSETS
Cash & due from banks	$6,373	$6,278
Interest bearing deposits with banks	3,551	586
Federal funds sold	5,359	—

Cash & cash equivalents	15,283	6,864
Time certificates of deposit	396	396
Securities available for sale	77,799	66,376
Securities held to maturity, fair value 2009 $ 30,471; 2008 $ 23,248	30,281	24,127
Loans—net of allowance for loan losses 2009 $ 2,341; 2008 $ 1,633	211,440	212,377
Premises & equipment, net	6,280	6,397
Restricted investment in bank stocks	2,661	2,661
Investment in life insurance	5,066	4,933
Other assets	3,541	2,583

TOTAL ASSETS	$352,747	$326,714

LIABILITIES
Deposits:
Non-interest bearing	$27,342	$29,192
Interest bearing	266,144	233,414

Total deposits	293,486	262,606
Short-term borrowings	4,214	10,613
Long-term borrowings	22,000	22,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,795	2,927

TOTAL LIABILITIES	327,650	303,301

SHAREHOLDERS’ EQUITY
Preferred stock, without par value;
10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value;
Shares authorized—10,000,000
Shares issued—2009—1,403,632; 2008—1,401,918
Shares outstanding—2009—1,399,981; 2008—1,399,868	7,018	7,010
Capital in excess of par value	336	293
Retained earnings	16,680	15,406
Treasury stock, at cost 2009-3,651 shares; 2008-2,050 shares	(110)	(62)
Accumulated other comprehensive income	1,173	766

TOTAL SHAREHOLDERS’ EQUITY	25,097	23,413

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$352,747	$326,714

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest & fees on loans	$3,500	$3,581	$10,655	$10,373
Interest on taxable securities	793	880	2,349	2,575
Interest on tax-exempt securities	306	217	835	630
Other interest & dividends	15	33	40	158

TOTAL INTEREST INCOME	4,614	4,711	13,879	13,736

INTEREST EXPENSE
Interest on deposits	1,881	1,910	5,635	5,989
Interest on short term borrowings	12	41	38	135
Interest on long term borrowings	309	337	934	1,021

TOTAL INTEREST EXPENSE	2,202	2,288	6,607	7,145

NET INTEREST INCOME	2,412	2,423	7,272	6,591
Provision for loan losses	535	93	737	168

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,877	2,330	6,535	6,423

NON-INTEREST INCOME
Service charges on deposits	214	227	604	640
Fiduciary activities	163	99	422	299
Earnings on investment in life insurance	61	52	168	155
ATM card fees	148	145	426	411
Securities gains	185	—	459	—
Other income	81	60	264	179

TOTAL OTHER INCOME	852	583	2,343	1,684

NON-INTEREST EXPENSES
Employee compensation & benefits	1,058	1,037	3,219	2,942
Net occupancy & equipment	280	289	874	867
ATM expense	99	94	290	271
Professional fees	95	51	323	233
Director & advisory boards compensation	83	94	232	268
Supplies & postage	65	68	222	207
FDIC and OCC assessments	181	67	572	143
Other non-interest expenses	278	274	835	830

TOTAL NON-INTEREST EXPENSES	2,139	1,974	6,567	5,761

Income before income taxes	590	939	2,311	2,346
Income tax expense	71	220	436	512

NET INCOME	$519	$719	$1,875	$1,834

Basic earnings per share	$0.37	$0.51	$1.34	$1.31

Dividends per share	$0.150	$0.135	$0.430	$0.385

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance—January 1, 2008	$7,000	$245	$13,993	$—	$295	$21,533

Cumulative effect adjustment upon change in accounting principle			(195)			(195)

Comprehensive income:
Net income			1,834			1,834
Change in net unrealized losses on securities available for sale, net of deferred income taxes					61	61

Total comprehensive income						1,895

Issuance of stock in connection with Dividend reinvestment plan—1,348 shares	7	34				41
Treasury stock acquired—1,000 shares				(31)		(31)
Cash dividends, $0.385 per share			(539)			(539)

Balance, September 30, 2008	$7,007	$279	$15,093	$(31)	$356	$22,704

Balance—January 1, 2009	$7,010	$293	$15,406	$(62)	$766	$23,413

Comprehensive income:
Net income			1,875			1,875
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					407	407

Total comprehensive income						2,282

Issuance of stock in connection with dividend reinvestment plan—1,714 shares	8	43				51
Treasury stock acquired—1,601 shares				(48)		(48)
Cash dividends, $0.43 per share			(601)			(601)

Balance, September 30, 2009	$7,018	$336	$16,680	$(110)	$1,173	$25,097

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,875	$1,834
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	737	168
Depreciation and amortization	400	409
Net accretion of securities premium	(161)	(203)
Net realized gains on sales of securities	(459)	—
Earnings on life insurance	(168)	(155)
Increase in other assets	(882)	(811)
Increase (decrease) in other liabilities	(132)	284

Net cash provided by operating activities	1,210	1,526

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	3,185	2,371
Purchases	(9,051)	(3,864)
Securities available for sale:
Maturities, calls and principal repayments	14,793	14,809
Purchases	(34,256)	(20,586)
Proceeds from sales	8,981	—
Net increase in loans receivable	(43)	(19,558)
Net increase in restricted investment in bank stocks	—	(636)
Purchases of premises and equipment	(283)	(212)
Net maturities of interest bearing time deposits	—	—

Net cash used in investing activities	(16,674)	(27,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand and savings deposits	(1,850)	2,334
Net increase in time deposits	32,730	12,906
Net increase (decrease) in short-term borrowings	(6,399)	5,545
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	—	(1,000)
Proceeds from issuance of common stock	51	41
Acquisition of treasury stock	(48)	(31)
Dividends paid	(601)	(539)

Net cash provided by financing activities	23,883	24,256

Net increase (decrease) in cash and cash equivalents	8,419	(1,894)
Cash and cash equivalents:
Beginning of year	6,864	10,082

End of period	$15,283	$8,188

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$6,709	$7,176

Cash payments for income taxes	$759	$582

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$243	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and/or nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2008, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2009.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November 13, 2009, the date these financial statements were issued.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note C – Comprehensive Income (Loss)

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Unrealized holding gains arising during the period	$389	$105	$1,068	$91
Reclassification of gains realized in net income	(185)	—	(459)	—

	204	105	609	91
Income tax effect	(64)	(36)	(202)	(30)

Change in accumulated other comprehensive income	$140	$69	$407	$61

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,399,257 for the nine months ended September 30, 2009 and 1,399,408 for the three months ended September 30, 2009. The weighted average number of shares outstanding was 1,399,912 for the nine months ended September 30, 2008 and 1,399,718 for the three months ended September 30, 2008.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Corporation had $206,000 of standby letters of credit as of September 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) for equity securities, the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB Topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FASB ASC Topic 320 was effective for the Corporation for interim and annual reporting periods June 30, 2009 and after. The adoption of this FASB ASC Topic did not impact the Corporation’s financial condition or results of operations.

Amortized cost and fair value at September 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
September 30, 2009:
U.S. agency securities	$11,492	$72	$(7)	$11,557
Mortgage-backed securities	63,842	1,531	(89)	65,284
Equity securities	661	297	—	958

	$75,995	$1,900	$(96)	$77,799

December 31, 2008:
U.S. agency securities	$6,590	$134	$—	$6,724
Mortgage-backed securities	58,084	883	(205)	58,762
Equity securities	507	387	(4)	890

	$65,181	$1,404	$(209)	$66,376

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES HELD TO MATURITY:
September 30, 2009:
U.S. agency securities	$250	$13	$—	$263
State and municipal securities	30,031	768	(591)	30,208

	$30,281	$781	$(591)	$30,471

December 31, 2008:
U.S. agency securities	$250	$17	$—	$267
State and municipal securities	23,877	186	(1,082)	22,981

	$24,127	$203	$(1,082)	$23,248

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2009

SECURITIES AVAILABLE FOR SALE:
U. S agency securities	$2,823	$7	$—	$—	$2,823	$7
Mortgage-backed securities	8,243	75	1,229	14	9,472	89

	11,066	82	1,229	14	12,295	96

SECURITIES HELD TO MATURITY:
State and municipal securities	1,045	19	4,783	572	5,828	591

Total	$12,111	$101	$6,012	$586	$18,123	$687

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities	$10,812	$84	$5,207	$121	$16,019	$205
Equity securities	16	4	—	—	16	4

	10,828	88	5,207	121	16,035	209

SECURITIES HELD TO MATURITY:
State and municipal securities	11,408	818	1,025	264	12,433	1,082

Total	$22,236	$906	$6,232	$385	$28,468	$1,291

At September 30, 2009, two U. S. agency securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.2%. In management’s opinion, these unrealized losses relate to changes in interest rates.

At September 30, 2009, twenty-seven mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.9%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At September 30, 2009, twenty-eight state and municipal securities have unrealized losses with aggregate depreciation of 9.2% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

During 2009, one equity security, a regional bank holding company, was deemed to be other-than-temporarily impaired and a $15,000 charge was recorded in the second quarter of 2009. This equity security had depreciated in fair value 70% during the last year, its dividend has been significantly reduced, and a near term recovery of value is not expected.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gross realized gains and losses for the nine months ending September 30, 2009 were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
September 30, 2009:
U.S. agency securities	$134	$—	$134
Mortgage-backed securities	340	—	340
Equity securities	—	(15)	(15)

	$474	$(15)	$459

Amortized cost and fair value at September 30, 2009 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
1 year or less	$5,088	$5,107	$1,355	$1,369
Over 1 year through 5 years	5,510	5,553	3,836	3,878
Over 5 years through 10 years	894	897	13,169	13,514
Over 10 years	—	—	11,921	11,710
Mortgage-backed securities	63,842	65,284	—	—
Equity securities	661	958	—	—

	$75,995	$77,799	$30,281	$30,471

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ASC Topic 820, Fair Value Measurements and Disclosure, which defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and applies to other accounting pronouncements that require or permit fair value measurements. The Bank adopted Fair Value Measurements effective for its fiscal year beginning January 1, 2008.

Fair value measurement and disclosure guidance, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased. The Topic also includes guidance on identifying circumstances when a transaction may not be considered orderly.

Fair value measurement and disclosure provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.

ASC Topic 820 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. This Topic provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

Fair value measurement and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows (in thousands):

Description	September 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$77,799	$450	$76,841	$508

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$66,376	$465	$65,486	$425

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending September 30, 2009.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Fair Value, beginning of period	$595	$425
Total gains (losses) included in earnings	0	0
Total gains (losses) included in other comprehensive income	(87)	(87)
Purchases, issuances, and settlements	0	170
Transfers in and/or out of Level 3	0	0

Fair Value, September 30, 2009	$508	$508

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets measured at fair value on a non-recurring basis at September 30, 2009 and December 31, 2008 are summarized below:

Description	September 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,861	$—	$—	$1,861
Foreclosed real estate	243	—	—	243

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$36	$—	$—	$36

Total impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $2,490,000 and $72,000, net of the valuation allowances of $629,000 and $36,000 as of September 30, 2009 and December 31, 2008, respectively. This resulted in additional provision for loan losses of $608,000 for the period ending September 30, 2009 and $0 for the period ending December 31, 2008.

Foreclosed real estate is valued at its estimated fair market value, net of selling costs, at the time of foreclosure.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2009 and December 31, 2008.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under ASC Section 310-10-35, Receivables – Overall – Subsequent Measurement, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Restricted investment in bank stock (carried at cost):

The carrying amount of restricted investment in bank stock approximates fair value.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$15,283	$15,283	$6,864	$6,864
Time certificates of deposit	396	396	396	396
Investment securities:
Available for sale	77,799	77,799	66,376	66,376
Held to maturity	30,281	30,471	24,127	23,248
Loans, less allowance for loan losses	211,440	212,071	212,377	213,544
Accrued interest receivable	1,356	1,356	1,241	1,241
Restricted investment in bank stocks	2,661	2,661	2,661	2,661

Financial liabilities:
Deposits	293,486	298,558	262,606	263,790
Short-term borrowings	4,214	4,214	10,613	10,613
Long-term borrowings	22,000	23,733	22,000	24,281
Junior subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	468	468	570	570

Off-balance sheet financial instruments	—	—	—	—

Note H – New and Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” were ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Corporation’s financial position or results of operations but will change the referencing system for accounting standards.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this guidance did not have a material impact on the Corporation’s financial statements.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC is currently required to make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses for debt securities, management considers whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.

Impairment charges for the period ending September 30, 2009 relate to one equity security, a regional bank holding company, and a $15,000 charge was recorded for the three months ended June 30, 2009. This equity security has depreciated in fair value 70% during the last year, its dividend has been significantly reduced, and a near term recovery of value is not expected.

Financial Condition

Total assets of the Corporation increased $26,033,000 or 8.0% during the first nine months of 2009. Net loans decreased $937,000 or 0.4%, securities increased by $17,577,000 or 19.4% and cash and cash equivalents increased $8,419,000 or 122.7% from December 31, 2008 to September 30, 2009.

Total deposits increased by $30,880,000 or 11.8% from December 31, 2008. Short-term borrowings decreased $6,399,000 or 60.3% during the same time period. The growth in deposits can be attributed to the Corporation’s continuing business development endeavors as well as depositors’ search for a safe and stable return in light of the instability in the financial markets over the past year.

Non-Performing Assets

Non-performing assets include loans on a non-accrual basis, loans past due more than ninety days and still accruing, troubled debt restructurings and foreclosed real estate. These groups of assets represent the asset categories posing the greatest risk of loss to the Corporation. Non-accruing loans are loans no longer accruing interest due to apparent financial difficulties of the borrower. The Corporation generally discontinues accrual of interest when principal or interest becomes doubtful based on prevailing economic conditions and collection efforts. Loans are returned to accrual status only when all factors indicating doubtful collectibility cease to exist. Foreclosed real estate is acquired through foreclosure or in lieu of foreclosure and is recorded at fair value less costs to dispose at the date of foreclosure establishing a new cost basis. Gains on the sale of foreclosed real estate are included in other income, while losses and writedowns resulting from periodic revaluations are included in other expenses.

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

Non-Performing Assets

(Dollars in Thousands)

	9/30/2009	12/31/2008

Non-accrual loans	$4,404	$2,623
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	4,404	2,623

Foreclosed real estate	243	—

Total Non-Performing Assets	$4,647	$2,623

Ratios:
Non-performing loans to total loans	2.08%	1.24%
Non-performing assets to total loans and foreclosed real estate	2.20%	1.24%
Non-performing loans to allowance for loan losses	188.12%	160.62%

Total non-performing assets at September 30, 2009 increased $2,024,000 since December 31, 2008 as a result of the increase in loans in non-accrual status and the increase in foreclosed real estate. This increase in non-accrual loans is primarily the result of a loan to a manufacturer of inventory closely tied to the construction industry.

Results of Operations

Net income for the nine months ending September 30, 2009 was $1,875,000 or $1.34 per share compared to $1,834,000 or $1.31 per share for the same period in 2008. Annualized return on average equity was 10.31% for the first nine months of 2009 and 11.15% for the same period in 2008. Annualized return on average assets was 0.74% for the first nine months of 2009 and 0.77% for the same period in 2008.

Net income for the quarter ending September 30, 2009 was $519,000 or $0.37 per share compared to $719,000 or $0.51 per share for the same period in 2008. Annualized return on average equity was 8.27% for the third quarter of 2009 and 12.89% for the same period in 2008. Annualized return on average assets was 0.59% for the third quarter of 2009 and 0.89% for the same period in 2008.

Net interest income for the first nine months of 2009 increased by $681,000 or 10.3% compared to the same period in 2008. The reasons for the increase in net interest income were an increase in interest earning assets and an increase in net interest margin. For the first nine months of 2009, the net interest margin on a fully tax equivalent (FTE) basis was 3.28% compared to 3.15% for the same period in 2008. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the increase in the net interest margin was the decrease in the cost of funds of 0.45% from 3.23% during the first nine months of 2008 to 2.78% during the same period in 2009, which was partially offset by a decrease in the yield on earning assets of 0.32% from 6.38% in 2008 to 6.06% in 2009.

Net interest income for the quarter ended September 30, 2009 decreased by $11,000 compared to the same period in 2008. Net interest margin for the quarter ended September 30, 2009 was 3.16% compared to 3.37% during the same period in 2008. The decrease in the yield on earning assets from 6.38% during the third quarter of 2008 to 5.85% in 2009 was more than the decrease in the cost of funds from 3.01% during 2008 to 2.69% during 2009.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a $737,000 provision for loan losses for the first nine months of 2009 compared to $168,000 in 2008. The increase in the provision in 2009 compared to 2008 is a result of a significant charge for an impaired loan to a manufacturer of inventory closely tied to the construction industry. After reviewing the collateral securing this loan, management feels the loan may be undersecured and provided a specific reserve allocation on it. In addition, the provision for loan losses increased due to a slight increase in management’s assessment of qualitative factors in light of the slight downturn in local economic and market conditions. As a percentage of loans, the allowance for loan losses was 1.10% at September 30, 2009, compared to 0.76% at year-end 2008 and 0.68% at September 30, 2008. Impaired loans were $2,490,000 at September 30, 2009 compared to $72,000 at December 31, 2008. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first nine months of 2009 increased by $659,000 or 39.1% compared to the same period in 2008. Income from fiduciary activities increased by $123,000 due to several estate settlements, increased activity led to ATM card fees increasing by $15,000, securities gains increased $459,000, and other non-interest income increased $85,000 during the first nine months of 2009 compared to the same period in 2008. The conservative nature of our investment portfolio coupled with the current interest rate scenario allowed us the opportunity to take advantage of gains in our portfolio.

Non-interest income for the quarter ending September 30, 2009 was $852,000 compared to $583,000 in 2008. This increase is primarily related to the increase in income from fiduciary activities of $64,000 due to several estate settlements and an increase in securities gains of $185,000, offset by a decrease in service charges on deposit accounts of $13,000.

Total non-interest expense increased in the first nine months of 2009 by $806,000 compared to the first nine months of 2008. Employee compensation and benefits increased $277,000 in the first nine months of 2009 compared to 2008. The increase in salaries and wages is the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. The FDIC/OCC assessments increased $429,000 in the first nine months of 2009. An increase in FDIC insurance premiums coupled with a significant special FDIC insurance assessment led to the dramatic increase in FDIC/OCC expenses. Director and advisory board compensation decreased $36,000, supplies and postage increased $15,000, and professional fees increased $90,000. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2009, total non-interest expense increased $165,000 compared to the third quarter of 2008. The primary reasons for this increase are the increases in employee compensation and benefits of $21,000, professional fees of $44,000, and FDIC/OCC expense of $114,000. The increase in FDIC/OCC assessment is the result of an FDIC insurance increase as well as an increase in the deposit base. In light of near term increases in FDIC insurance premiums, the FDIC may require a three year prepayment of premiums at year end 2009.

Income tax expense was $436,000 for the nine month time period ending September 30, 2009 compared to $512,000 for the same time period in 2008. Income tax expense as a percentage of income before income taxes was 18.9% for the period compared to 21.8% for 2008. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher in 2009 than 2008. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Income tax expense was $71,000 for the three month time period ending September 30, 2009 compared to $220,000 for the same time period in 2008. Income tax expense as a percentage of income before income taxes was 12.0% for the period compared to 23.4% for 2008. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher during the quarter in 2009 than 2008

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $293,486,000 in deposits at September 30, 2009, which increased $30,880,000 over total deposits of $262,606,000 at December 31, 2008. Other sources of liquidity at September 30, 2009 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $8,910,000, (2) securities and time certificates of deposit maturing in one year or less, which totaled $3,343,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total shareholders’ equity was $25,097,000 as of September 30, 2009, representing a $1,684,000 increase from December 31, 2008. The growth in capital was a result of net earnings retention of $1,274,000, an increase in the accumulated other comprehensive income of $407,000, an increase in common stock and surplus of $51,000 as a result of our dividend reinvestment plan, partially offset by purchases of treasury stock of $48,000. The increase in accumulated other comprehensive income is due to the change in value of the Corporation’s available for sale securities.

At September 30, 2009, the Bank had a leverage ratio of 8.09%, a Tier I capital to risk-based assets ratio of 14.58% and a total capital to risk-based assets ratio of 15.83%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank. Planned capital expenditures are not expected to materially reduce capital ratios.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

(Not required of a smaller reporting company.)

Item 4T. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation and the Bank are involved from time to time in various legal proceedings incidental to their business. Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation.

Item 1A. Risk Factors

(Not required of a smaller reporting company.)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of the Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended September 30, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

July 1 through July 31	0	$0.00	0	96,349

August 1 through August 31	0	$0.00	0	96,349

September 1 through September 30	0	$0.00	0	96,349

Total for the period	0		0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

11.	Information concerning the computation of earnings per share is provided in Note D to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2009	BY:	/S/ JODY D. GRAYBILL
Jody D. Graybill
President
(Principal Executive Officer)

Date: November 13, 2009	BY:	/S/ RICHARD R. LEITZEL
Richard R. Leitzel
Vice President and
Chief Financial Officer
(Principal Financial Officer)