Form 10-K
period 2009-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2010-03-15
CIK 763293

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act (check one):

Large Accelerated Filer  ☐    Accelerated filer  ☐

Non-accelerated Filer  ☐    Smaller reporting company  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2009 was $29,133,898

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $5.00 per share, 1,400,697 shares outstanding as of February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2009 are incorporated by reference into Parts I and II. Portions of the Proxy Statement filed with respect to the First Community Financial Corporation 2010 Annual Meeting are incorporated by reference into Part III.

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

As of December 31, 2009, the Bank had total assets of $355.8 Million, total shareholders’ equity of $25.4 Million, and total deposits of $296.5 Million.

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

As of December 31, 2009, residential real estate loans represented 63.3% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by often requiring private mortgage insurance for certain residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 17.2%, commercial, financial and agricultural loans represented 14.7% and construction loans represented 2.3% of the total loan portfolio at December 31, 2009. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank controls risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans.

As of December 31, 2009, consumer installment loans represented 2.5% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. For the year ended December 31, 2009, income from the Bank’s fiduciary activities amounted to $524,000 and the Bank had assets worth $112.8 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last five years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $247.7 million as of December 31, 2004 to $355.8 million as of December 31, 2009, funded primarily by an increase in the Bank’s total deposits over this period from $203.1 million to $296.5 million. Additionally, the Bank’s loans increased from $147.5 million to $216.6 million over this same period, while the Corporation’s annual net income ranged between $2.0 million and $2.3 million.

The growth in the Bank’s deposits and loans reflect its efforts to increase its market share in Juniata and Perry Counties and is largely attributable to the maturation of the Bank’s newer branches in East Waterford, Juniata County and Loysville, New Bloomfield, Shermans Dale and Bloomfield Borough, Perry County.

Market Area and Competition

The Bank’s market area lies within Juniata and Perry Counties, Pennsylvania. By all indications, this region has good economic prospects. Juniata and Perry Counties had a combined estimated population of 68,331 in 2009, representing an increase of approximately 2.9% since 2000. The primary industries in the region are agriculture and timber/woodworking. Unemployment rates in 2009 of approximately 9.0% in both counties, up an average of 2.0% from 2008, reflect a weakening in the local economies. With a stable workforce and growing population, the Corporation believes that the region’s long term economic prospects are positive.

As of June 30, 2009, three commercial banks (the Bank, Juniata Valley Bank, and First National Bank of Pennsylvania) operated offices in Juniata County. Of all financial institutions operating in Juniata County, the Bank ranked first in terms of total deposits at June 30, 2009 with 48.21%. Juniata Valley Bank followed closely with 42.41% and First National Bank of Pennsylvania ranked third with 9.38%. Each of the institutions with which the Bank competes in Juniata County is larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a wider variety of services than does the Bank.

In Perry County, the Bank faces competition from six banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with 30.79% of deposits at June 30, 2009, Orrstown Bank, with approximately 17.40%, and Riverview National Bank with approximately 16.78%. The Bank has 16.84% of the deposits in Perry County as of June 30, 2009.

The Bank also competes with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies and retailers. Deposit deregulation has intensified the competition for deposits in recent years.

Supervision and Regulation

As a bank holding company, the Corporation is subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Bank Insurance Fund, which is administered by the FDIC. The Bank is therefore subject to regulation by the FDIC but as a national bank, is primarily regulated and examined by OCC.

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

Dividends

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2009, the Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $4,259,000.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. On December 31, 2009, the Corporation and the Bank each exceeded the minimum capital levels of the well-capitalized category.

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

FDIC Insurance and Assessments

Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. During 2008, the FDIC announced temporary deposit insurance increases up to a maximum of $250,000 per separately insured depositor. This temporary increase is set to expire December 31, 2013. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments.

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

In 2009, the Bank’s FDIC assessment was $660,000. Included in this amount was a one time special assessment assessed on September 30, 2009 in the amount of $158,000. In order to stabilize the FDIC insurance fund, on December 30, 2009, banks were required to prepay deposit insurance premiums for 2010, 2011, and 2012.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation, consistent with safe and sound operation, to meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes to be best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. A bank holding company cannot elect to be a “financial holding company” with the expanded securities, insurance and other powers that designation entails unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution will be subject to CRA examinations no more frequently than every 5 years if it’s most recent CRA rating was “outstanding,” or every 4 years if its rating was “satisfactory.” Following a CRA examination as of March 17, 2009, the Bank received a rating of “satisfactory.”

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

In addition, national banks are authorized to conduct these activities through “financial subsidiaries,” under the supervision of the OCC, except that national bank subsidiaries may not engage in insurance underwriting, merchant banking, insurance company portfolio investment, or real estate investment and development.

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

•

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, beginning in 2010 the Corporation’s independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Certifications of the Principal Executive Officer and Chief Financial Officer as required by Sarbanes – Oxley and the resulting SEC rules can be found in the “Signatures” and “Exhibits” sections.

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

Employees

As of December 31, 2009, the Bank had a total of 70 full-time and 55 part-time employees.

Selected Statistical Information

Certain statistical information is included as part of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 40 through 55 of the Annual Report to Shareholders for the year ended December 31, 2009, attached to this Report as Exhibit 13 and incorporated herein by reference.

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

Ickesburg, Perry County, Pennsylvania

Bloomfield Borough Branch

216 S. Carlisle St.

New Bloomfield, Perry County, Pennsylvania

The Bank leases the building space occupied by its Delaware branch office located on Pa. Route 333 in Delaware Township, Juniata County under a lease that has been renewed and shall expire on March 31, 2014. Upon expiration of the renewal term, the Bank may extend the lease for two successive renewal periods of five years each.

The Bank also leases the land where it constructed its East Waterford branch office, located on North Main Street in Tuscarora Township, Juniata County. The initial term of this lease expires July 18, 2014. Upon expiration of the initial term, the Bank may extend the lease for two successive renewal periods of five years each.

The Bank also leases the space occupied by the Shermans Dale Branch, located at the intersection of Pa. Route 850 and Pa. Route 34 in Carroll Township. The initial term of this lease expired February 28, 2003. However, the Bank has exercised its annual options to renew the lease for an additional one-year term, which options ultimately extend through June 30, 2010. The Bank is currently negotiating new lease terms for this office.

Each of the Bank’s eleven banking offices is a full service office, ten of which provide drive-through teller and automated teller machine services.

ITEM 3.	Legal Proceedings.

Neither the Corporation nor the Bank is a party to any material pending legal proceeding other than routine legal proceedings incidental to its business.

ITEM 4.	Reserved.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although shares of the Corporation’s common stock are traded from time to time in private transactions and in the over-the-counter market, there is no established public trading market for the stock. The Corporation’s common stock is not listed on any stock exchange or automated quotation system and there are no present plans to so list the stock. There can be no assurance that, at any given time, any persons will be interested in acquiring shares of the Corporation’s common stock. Price quotations for the Corporation’s common stock do not appear regularly in any generally recognized investment media.

The following table reports the highest and lowest per share prices at which the Corporation’s common stock has actually traded in private transactions and in over-the-counter transactions during the periods indicated and of which management has knowledge. To the best of management’s knowledge, such prices do not include any retail mark-up, mark-down or commission. Shares may also have been sold in transactions, the price and terms of which are not known to the Corporation. Therefore, the per share prices at which the Corporation’s stock has previously traded may not necessarily be indicative of the true market value of the shares.

Highest and Lowest Per Share

Prices for Common Stock

in Actual Transactions

Known to Corporation

	2009		2008
	High	Low	High	Low
First Quarter	$31.00	$29.50	$31.50	$31.00

Second Quarter	30.00	28.00	31.50	30.00

Third Quarter	30.00	20.00	31.50	29.50

Fourth Quarter	29.00	20.00	31.00	29.50

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 1,400,697 shares were outstanding at March 9, 2010. The Corporation has 684 shareholders of record as of March 9, 2010.

The Corporation pays dividends on the outstanding shares of our common stock as determined by the Board of Directors from time to time. It has been the practice of the Board of the Corporation to declare dividends on a quarterly basis after considering the Corporation’s earnings, financial position, cash requirements and such other factors as the Board of Directors may deem relevant. The following table sets forth the cash dividends declared per share on the Corporation’s common stock for the stated periods.

Cash Dividends Declared Per Share
2009 First Quarter	$0.140
Second Quarter	0.140
Third Quarter	0.150
Fourth Quarter	0.150

$0.580

2008 First Quarter	$0.125
Second Quarter	0.125
Third Quarter	0.135
Fourth Quarter	0.135

$0.520

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this Report and Note 11 to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2009 for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

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

The table below sets forth the information with respect to purchases made by or on behalf the Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended December 31, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 through October 31	0	$0.00	0	96,349

November 1 through November 30	0	$0.00	0	96,349

December 1 through December 31	0	$0.00	0	96,349

ITEM 6.	Selected Financial Data.

The selected five year financial data, included on page 55 of the Annual Report to Shareholders for the year ended December 31, 2009, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 40 through 55 of the Annual Report to Shareholders for the year ended December 31, 2009, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements included on pages 8 through 39 of the Annual Report to Shareholders for the year ended December 31, 2009 attached to this Report as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 1, 2009, the Corporation was notified that the audit practice of Beard Miller Company LLP (“Beard”) an independent registered public accounting firm, was combined with ParenteBeard LLC (“ParenteBeard”) in a transaction pursuant to which Beard combined its operations with ParenteBeard and certain of the professional staff and partners of Beard joined ParenteBeard either as employees or partners of ParenteBeard. On October 1, 2009 Beard resigned as the auditors of the Corporation and with the approval of the Audit Committee of the Corporation’s Board of Directors, ParenteBeard was engaged as its independent registered public accounting firm.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation’s management, with the participation of its President (Principal Executive Officer) and CFO (Principal Financial Officer), conducted an evaluation, as of December 31, 2009 of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Based on this evaluation, the Corporation’s President and CFO concluded that, as of the end of the period covered by this annual report, the Corporation’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Corporation during the period when the Corporation’s periodic reports are being prepared.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

Report of Management’s Assessment of Internal Control over Financial Reporting

The information required to be disclosed by this item, including the Report of Management’s Assessment of Internal Control over Financial Reporting is included on page 6 of the Annual Report to Shareholders for the year ended December 31, 2009, attached to this report as Exhibit 13, is incorporated herein by reference.

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

The information required by Item 10 concerning the Corporation’s directors and executive officers is incorporated herein by reference from the sections captioned “Election of Directors,” “Biographical Summaries of Nominees and Directors,” “Nominating Process,” “Information about Executive Officers” and “Board Committees and Meeting Attendance – Audit Committee” in the Corporation’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A. The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

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

The information required by Item 11 is incorporated by reference from the sections captioned “Compensation of Directors,” “Executive Compensation Tables,” and “Potential Payments upon Termination,” in the Corporation’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the sections captioned “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in the Corporation’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the sections captioned “Transactions with Management” and “Director Independence” in the Corporation’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section captioned “Independent Certified Public Accountants” in the Corporation’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Corporation’s independent auditors is incorporated by reference from the section captioned “Board Committees and Meeting Attendance – Audit Committee” in the Corporation’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	List of financial statements:

The following consolidated financial statements of the Corporation and its subsidiaries, included in the registrant’s annual report to shareholders for the year ended December 31, 2009, are incorporated by reference in Item 8:

Consolidated Balance Sheets: December 31, 2009 and 2008.

Consolidated Statements of Income: Years ended December 31, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity: Years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows: Years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

(2)	List of financial statement schedules:

All financial statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)	Exhibits

The exhibits listed on the index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)	Exhibits:

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	Salary Continuation Agreement dated August 28, 1997 between Jody Graybill and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.5	Salary Continuation Agreement dated September 18, 1997 between Timothy Stayer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (4) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.6	Salary Continuation Agreement dated November 5, 2001 between Richard R. Leitzel and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (6) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.7	Officer Group Term Replacement Plan (Incorporated by reference to Exhibit 6(c) (7) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.8	Director Deferred Fee Agreement dated September 30, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (10) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.9	Director Deferred Fee Agreement dated April 9, 2002 between Nancy S. Bratton and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.10	Director Deferred Fee Agreement dated April 9, 2002 between John P. Henry and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (12) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.11	Director Deferred Fee Agreement dated April 9, 2002 between Samuel G. Kint and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (13) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.12	Director Revenue Neutral Retirement Agreement dated September 29, 1997 between Roger Shallenberger and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (20) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.13	Director Revenue Neutral Retirement Agreement dated March 31, 1998 between Lowell M. Shearer and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (23) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.14	Director Revenue Neutral Retirement Agreement dated March 24, 1998 between Charles C. Saner and The First National Bank of Mifflintown (Incorporated by reference to Exhibit 6(c) (24) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. n’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

(c)	Financial statement schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION

Date: March 12, 2010	By:	/s/ Jody D. Graybill
Jody D. Graybill, President
(Principal Executive Officer)

Date: March 12, 2010	By:	/s/ Richard R. Leitzel
Richard R. Leitzel, Vice President
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Jody D. Graybill	President and Director	March 12, 2010
Jody D. Graybill

/s/ Richard R. Leitzel	Vice President Principal Financial and Accounting Officer	March 12, 2010
Richard R. Leitzel

/s/ Nancy S. Bratton	Director	March 12, 2010
Nancy S. Bratton

/s/ John P. Henry	Director	March 12, 2010
John P. Henry

/s/ Samuel G. Kint	Director	March 12, 2010
Samuel G. Kint

/s/ David M. McMillen	Director	March 12, 2010
David M. McMillen

/s/ Charles C. Saner	Director	March 12, 2010
Charles C. Saner

/s/ Roger Shallenberger	Director	March 12, 2010
Roger Shallenberger

/s/ Lowell M. Shearer	Director	March 12, 2010
Lowell M. Shearer

/s/ David L. Swartz	Director	March 12, 2010
David L. Swartz

/s/ Frank L. Wright	Director	March 12, 2010
Frank L. Wright