Form 10-Q
period 2010-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2010-05-13
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2010
Common Stock, par value $5.00	1,401,410 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$7,128	$6,564
Interest bearing deposits with banks	510	351
Federal funds sold	4,108	1,718

Cash & cash equivalents	11,746	8,633
Time certificates of deposit	297	396
Securities available for sale	73,966	81,437
Securities held to maturity, fair value 2010 $ 29,288; 2009 $ 29,715	29,616	30,204
Loans - net of allowance for loan losses 2010 $ 1,895; 2009 $ 2,830	220,119	216,600
Premises and equipment, net	6,110	6,175
Restricted investment in bank stocks	2,661	2,661
Investment in life insurance	5,152	5,109
Other assets	8,194	4,621

TOTAL ASSETS	$357,861	$355,836

LIABILITIES
Deposits:
Non-interest bearing	$28,506	$27,952
Interest bearing	272,988	268,507

Total deposits	301,494	296,459
Short-term borrowings	3,775	4,512
Long-term borrowings	19,000	22,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,645	2,352

TOTAL LIABILITIES	332,069	330,478

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2010 -1,405,060; 2009 – 1,404,348 Shares outstanding; 2010- 1,401,409; 2009 – 1,400,697	7,025	7,022
Capital in excess of par value	365	350
Retained earnings	17,388	16,820
Treasury stock, at cost 2010 – 3,651 shares; 20089– 3,651 shares	(110)	(110)
Accumulated other comprehensive income	1,124	1,276

TOTAL SHAREHOLDERS’ EQUITY	25,792	25,358

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$357,861	$355,836

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Interest & fees on loans	$3,444	$3,579
Interest on taxable securities	632	801
Interest on tax-exempt securities	319	250
Other interest & dividends	10	11

TOTAL INTEREST INCOME	4,405	4,641

INTEREST EXPENSE
Interest on deposits	1,619	1,861
Interest on short-term borrowings	16	16
Interest on long-term borrowings	274	313

TOTAL INTEREST EXPENSE	1,909	2,190

NET INTEREST INCOME	2,496	2,451
Provision for loan losses	20	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,476	2,271

NON-INTEREST INCOME
Service charges on deposits	195	190
Fiduciary activities	162	117
Earnings on investment in life insurance	56	53
ATM and debit card fees	145	132
Realized gains on sales of securities	182	289
Other income	55	59

TOTAL OTHER INCOME	795	840

NON-INTEREST EXPENSES
Employee compensation & benefits	1,144	1,090
Net occupancy & equipment	284	292
ATM expense	93	94
Professional fees	111	135
Regulatory fees	139	106
Director & advisory boards compensation	108	62
Supplies & postage	76	85
Other non-interest expense	317	284

TOTAL NON-INTEREST EXPENSES	2,272	2,148

Income before income taxes	999	963
Applicable income taxes	207	222

NET INCOME	$792	$741

Basic Earnings Per Share	$0.57	$0.53

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance - January 1, 2008	$7,010	$293	$15,406	$(62)	$766	$23,413

Comprehensive income:
Net income			741			741
Change in net unrealized losses on securities available for sale, net of deferred income taxes					213	213

Total comprehensive income						954

Issuance of stock in connection with dividend reinvestment plan 531 shares	2	14				16

Treasury stock acquired-1,601 shares				(48)		(48)
Cash dividends, $0.14 per share			(196)			(196)

Balance, March 31, 2009	$7,012	$307	$15,951	$(110)	$979	$24,139

Balance - January 1, 2010	$7,022	$350	$16,820	$(110)	$1,276	$25,358

Comprehensive income:
Net income			792			792
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					(152)	(152)

Total comprehensive income						640

Issuance of stock in connection with dividend reinvestment plan 713 shares	3	15				18

Cash dividends, $0.16 per share			(224)			(224)

Balance, March 31, 2010	$7,025	$365	$17,388	$(110)	$1,124	$25,792

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$792	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20	180
Depreciation and amortization	126	140
Net amortization (accretion) of securities premium	124	(97)
Net realized gains on sales of securities	(182)	(289)
Earnings on life insurance	(56)	(53)
Increase in other assets	(3,457)	(485)
Increase (decrease) in other liabilities	293	(64)

Net cash provided by (used in) operating activities	(2,340)	73

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	696	1,000
Purchases	—	(2,066)
Securities available for sale:
Maturities, calls and principal repayments	10,624	4,167
Purchases	(7,048)	(6,270)
Proceeds from sales	3,614	5,075
Net increase in loans receivable	(3,563)	(4,435)
Net increase in Federal Home Loan Bank stock	—	—
Purchases of premises and equipment	(61)	(189)
Net maturities of interest bearing time deposits	99	—

Net cash provided by (used in) investing activities	4,361	(2,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	554	1,687
Net increase in time deposits	4,481	15,035
Net decrease in short-term borrowings	(737)	(7,093)
Repayment of long-term borrowings	(3,000)	—
Proceeds from issuance of common stock	18	16
Acquisition of treasury stock	—	(48)
Dividends paid	(224)	(196)

Net cash provided by financing activities	1,092	9,401

Net increase in cash and cash equivalents	3,113	6,756
Cash and cash equivalents:
Beginning of year	8,633	6,864

End of period	$11,746	$13,620

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$1,952	$2,250

Cash payments for income taxes	$10	$143

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$24	$122

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through May 13, 2010, the date these financial statements were issued.

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

Note C – Comprehensive Income

The only other comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows:

	Three Months Ended March 31,
	2010	2009

Unrealized holding gains (losses) arising during the period	$(49)	$607
Reclassification of gains realized in net income	(182)	(289)

	(231)	318
Deferred income tax effect	79	(105)

Change in accumulated other comprehensive income	$(152)	$213

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 1,400,745 in 2010 and 1,399,559 in 2009.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $186,000 of standby letters of credit outstanding as of March 31, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

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

Amortized cost and fair value at March 31, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
March 31, 2010:
U.S. agency securities	$11,208	$107	$(36)	$11,279
Mortgage-backed securities	60,367	1,410	(56)	61,721
Equity securities	661	305	—	966

	$72,236	$1,822	$(92)	$73,966

December 31, 2009:
U.S. agency securities	$12,195	$74	$(38)	$12,231
Mortgage-backed securities	66,619	1,687	(72)	68,234
Equity securities	661	311	—	972

	$79,475	$2,072	$(110)	$81,437

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES HELD TO MATURITY:
March 31, 2010:
U.S. agency securities	$250	$8	$—	$258
State and municipal securities	29,366	482	(818)	29,030

	$29,616	$490	$(818)	$29,288

December 31, 2009:
U.S. agency securities	$250	$11	$—	$261
State and municipal securities	29,954	374	(874)	29,454

	$30,204	$385	$(874)	$29,715

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2010

SECURITIES AVAILABLE FOR SALE:
U. S agency securities	$2,174	$36	$—	$—	$2,174	$36
Mortgage-backed securities	7,053	56	—	—	7,053	56

	9,227	92	—	—	9,227	92

SECURITIES HELD TO MATURITY:
State and municipal securities	5,404	74	4,839	744	10,243	818

Total	$14,631	$166	$4,839	$744	$19,470	$910

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2009

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities	$7,797	$71	$215	$1	$8,012	$72
U. S. agency securities	4,872	38	—	—	4,872	38

	12,669	109	215	1	12,884	110

SECURITIES HELD TO MATURITY:
State and municipal securities	7,479	119	4,648	755	12,127	874

Total	$20,148	$228	$4,863	$756	$25,011	$984

At March 31, 2010, two U. S. agency securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 1.6%. In management’s opinion, these unrealized losses relate to changes in interest rates.

At March 31, 2010, ten mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.8%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At March 31, 2010, thirty-six state and municipal securities have unrealized losses with aggregate depreciation of 7.4% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

Gross realized gains and losses for the 3 months ending March 31, 2010 were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)

March 31, 2010:
Mortgage-backed securities	$182	$—	$182

	$182	$—	$182

Amortized cost and fair value at March 31, 2010 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

1 year or less	$1,818	$1,832	$1,575	$1,605
Over 1 year through 5 years	8,554	8,592	3,362	3,363
Over 5 years through 10 years	836	855	12,945	13,096
Over 10 years	—	—	11,734	11,224
Mortgage-backed securities	60,367	61,721	—	—
Equity securities	661	966	—	—

	$72,236	$73,966	$29,616	$29,288

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following describes the valuation techniques used by the Corporation to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or transferability, and such adjustments are generally based on available market evidence (Level 3).

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows (in thousands):

Description	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$73,966	$458	$73,000	$508

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$81,437	$464	$80,465	$508

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending March 31, 2010 and December 31, 2009.

	2010	2009
Fair Value, beginning of year	$508	$425
Total losses included in other comprehensive income	—	(87)
Purchases	—	170

Fair Value, end of year	$508	$508

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2).

However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Certain assets such as real estate owned are measured at fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820.

Assets measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009 are summarized below:

Description	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$102	$—	$—	$102
Foreclosed real estate	24	—	—	24

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,394	$—	$—	$1,394
Foreclosed real estate	122	—	—	122

Total impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $117,000 and $2,410,000, net of the valuation allowances of $15,000 and $1,016,000 as of March 31, 2010 and December 31, 2009, respectively. This resulted in additional provision for loan losses of $0 for the period ending March 31, 2010 and $1,000,000 for the period ending December 31, 2009.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2010 and December 31, 2009.

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Time certificates of deposit:

The carrying amount of time certificates of deposit approximate their fair value.

Securities:

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair values are based on quoted market prices for similar securities. For securities which are not traded in active markets or are subject to transfer restrictions, valuations are generally based on available market evidence.

Loans receivable:

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Restricted investment in bank stock:

The carrying amount of restricted investment in bank stock approximates fair value.

Accrued interest receivable and payable:

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities:

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

Short-term borrowings:

The carrying amounts of short-term borrowings approximate their fair values.

Long-term debt:

Fair values of long-term debt are estimated using discounted cash flow analysis, based on rates currently available to the Corporation for advances from the FHLB with similar terms and remaining maturities.

Junior Subordinated debt:

Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on rates currently offered on such debt, with similar terms and remaining maturities. As the Corporation has the ability to redeem the junior subordinated debt at any time, the fair value approximates its carrying value.

Off-balance sheet financial instruments:

Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Corporation’s financial instruments were as follows at March 31, 2010 and December 31, 2009.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$8,633	$8,633	$8,633	$8,633
Time certificates of deposit	297	297	396	396
Investment securities:
Available for sale	73,966	73,966	81,437	81,437
Held to maturity	29,616	29,288	30,204	29,715
Loans, less allowance for loan losses	220,119	220,859	216,600	217,481
Accrued interest receivable	1,257	1,257	1,452	1,452
Restricted investment in bank stocks	2,661	2,661	2,661	2,661

Financial liabilities:
Deposits	301,494	306,811	296,459	301,750
Short-term borrowings	3,775	3,775	4,512	4,512
Long-term debt	19,000	20,431	22,000	23,519
Junior subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	400	400	443	443

Off-balance sheet financial instruments	—	—	—	—

Note H – New and Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Corporation will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Corporation does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Corporation does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Corporation does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Corporation does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The Corporation does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Corporation does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Corporation does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Corporation does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Corporation does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the consolidated financial statements included in form 10-K for the year ended December 31, 2009). The Corporation believes that of its significant accounting estimates, the allowance for loan losses and valuation of its securities may involve a higher degree of judgement and complexity.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns, if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of March 31, 2010.

Financial Condition

Total assets of the Corporation increased $2,025,000 or 0.6% during the first three months of 2010. Net loans increased $3,519,000 or 1.6%, cash and cash equivalents increased $3,113,000 or 36.1%, and securities decreased $8,059,000 or 7.2% from December 31, 2009 to March 31, 2010.

Total deposits increased by $5,035,000 or 1.7% since year-end 2009. Short-term borrowings decreased by $737,000 or 16.3% and long-term borrowings decreased by $3,000,000 or 13.6% during the same time period. The current economic environment contributed to the growth in deposits, along with the Corporation’s business development.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

Non-Performing Assets

(Dollars in Thousands)

	3/31/2010	12/31/2009
Non-accrual loans	$1,464	$4,254
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	1,464	4,254

Foreclosed real estate	146	122

Total Non-Performing Assets	$1,610	$4,376

Ratios:
Non-performing loans to total loans	0.67%	1.96%
Non-performing assets to total loans and foreclosed real estate	0.73%	2.02%
Non-performing loans to allowance for loan losses	77.26%	150.32%

Total non-performing assets at March 31, 2010 decreased $2,766,000 since December 31, 2009 as a result of the decrease in loans in non-accrual status and the increase in foreclosed real estate. This decrease in non-accrual loans is primarily the result of the restructuring and partial charge-off of $924,000 of a loan to a manufacturer of inventory closely tied to the construction industry.

Results of Operations

Net income for the three month period ending March 31, 2010 was $792,000 or $0.57 per share compared to $741,000 or $0.53 per share for the same period in 2009. Annualized return on average equity was 12.36% for the first three months of 2010 and 12.64% for the same period in 2009. Annualized return on average assets was 0.90% for the first three months of 2010 and 0.91% for the same period in 2009.

Net interest income for the first three months of 2010 increased by $45,000 or 1.8% compared to the same period in 2009. For the first three months of 2010, the net interest margin on a fully tax equivalent (FTE) basis was 3.28% compared to 3.43% for the same period in 2009. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary drivers of the decrease in the net interest margin were the decrease in the cost of funds of 0.67% from 3.24% in 2009 to 2.57% in 2010 which was more than offset by a decrease in the yield on earning assets of 0.71% from 6.31% in 2009 to 5.60% in 2010.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $20,000 for the first three months of 2010 compared to $180,000 for the same time period in 2009. As a percentage of loans, the allowance for loan losses was 0.85% at March 31, 2010, compared to 1.29% at year-end 2009 and 0.83% at March 31, 2009. The increase in the allowance for loan losses during 2009 was the recognition, restructuring and partial charge-off in 2010 of $924,000 of a loan to a manufacturer of inventory closely tied to the construction industry. Impaired loans were $337,000 at March 31, 2010 compared to $2,653,000 at December 31, 2009. Management feels impaired loans are adequately collateralized and loss in excess of valuation allowance is not anticipated. The Bank’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2010 decreased by $45,000 or 5.4% compared to the same period in 2009. Gains on sale of securities decreased $107,000, income from fiduciary activities increased $45,000 and ATM card fees increased $13,000 during the first three months of 2010 compared to the same period in 2009.

Total non-interest expense increased in the first three months of 2010 by $124,000 compared to the first three months of 2009. Employee compensation and benefits increased by $54,000 or 5.0% compared to the same period in 2009 as a result of merit increases and the addition of new personnel. Professional fees decreased by $24,000. Regulatory fees increased $33,000, primarily as a result of deposit growth and increasing FDIC insurance costs and director and advisory board fees increased $46,000. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $207,000 for the three month time period ending March 31, 2010 compared to $222,000 for the same time period in 2009. Income tax expense as a percentage of income before income taxes was 20.7% for the period compared to 23.1% for 2009. Tax exempt income comprised a larger portion of pre-tax income in 2010 than 2009, resulting in a lower effective tax rate in 2010. The reason the Corporation’s effective tax rate is below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $301,494,000 in deposits at March 31, 2010, which increased $5,035,000 over total deposits of $296,459,000 at year-end 2009. Other sources of liquidity at March 31, 2010 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $4,618,000, (2) securities maturing in one year or less, which totaled $3,422,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $25,792,000 as of March 31, 2010, representing a $434,000 increase from December 31, 2009. The growth in capital was a result of net earnings retention of $568,000, a decrease in accumulated other comprehensive income of $152,000 and an increase in common stock and surplus of $18,000 as a result of the Corporation’s dividend reinvestment plan. The decrease in other comprehensive income is due to the decrease in value of the Corporation’s available for sale securities.

At March 31, 2010, the Bank had a Tier I leverage ratio of 8.18%, a Tier I capital to risk-based assets ratio of 14.88% and a total capital to risk-based assets ratio of 15.91%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4T. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A. Risk Factors

(Not required of a smaller reporting company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended March 31, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
January 1 through January 31	0	$0.00	0	96,349
February 1 through February 28	0	$0.00	0	96,349
March 1 through March 31	0	$0.00	0	96,349

Total for the period	0		0

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2010	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: May 13, 2010	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)