Form 10-Q
period 2010-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2010-08-12
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2010
Common Stock, par value $5.00	1,402,174 Shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$7,773	$6,564
Interest bearing deposits with banks	616	351
Federal funds sold	3,579	1,718

Cash & cash equivalents	11,968	8,633
Time certificates of deposit	297	396
Securities available for sale	79,453	81,437
Securities held to maturity, fair value 2010 $ 28,961; 2009 $ 29,715	29,239	30,204
Loans - net of allowance for loan losses 2010 $ 1,995; 2009 $ 2,830	223,507	216,600
Premises and equipment, net	5,989	6,175
Restricted investment in bank stocks	2,661	2,661
Investment in life insurance	5,196	5,109
Other assets	4,769	4,621

TOTAL ASSETS	$363,079	$355,836

LIABILITIES
Deposits:
Non-interest bearing	$27,662	$27,952
Interest bearing	278,734	268,507

Total deposits	306,396	296,459
Short-term borrowings	3,985	4,512
Long-term borrowings	18,000	22,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,805	2,352

TOTAL LIABILITIES	336,341	330,478

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2010 -1,405,825; 2009 – 1,404,348 Shares outstanding; 2010- 1,402,174; 2009 – 1,400,697	7,029	7,022
Capital in excess of par value	382	350
Retained earnings	17,989	16,820
Treasury stock, at cost 2010 – 3,651 shares; 2009– 3,651 shares	(110)	(110)
Accumulated other comprehensive income	1,448	1,276

TOTAL SHAREHOLDERS’ EQUITY	26,738	25,358

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$363,079	$355,836

See accompanying notes

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest & fees on loans	$3,574	$3,576	$7,018	$7,155
Interest on taxable securities	648	755	1,280	1,556
Interest on tax-exempt securities	322	279	641	529
Other interest & dividends	11	14	21	25

TOTAL INTEREST INCOME	4,555	4,624	8,960	9,265

INTEREST EXPENSE
Interest on deposits	1,468	1,893	3,087	3,754
Interest on short term borrowings	11	10	27	26
Interest on long term borrowings	249	312	523	625

TOTAL INTEREST EXPENSE	1,728	2,215	3,637	4,405

NET INTEREST INCOME	2,827	2,409	5,323	4,860
Provision for loan losses	94	22	114	202

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,733	2,387	5,209	4,658

NON-INTEREST INCOME
Service charges on deposits	201	200	396	390
Fiduciary activities	108	142	270	259
Earnings on investment in life insurance	55	54	111	107
ATM card fees	164	146	309	278
Realized gains on sales of securities	—	—	182	289
Other income	83	124	138	183

TOTAL OTHER INCOME	611	666	1,406	1,506

NON-INTEREST EXPENSES
Employee compensation & benefits	1,083	1,071	2,227	2,161
Net occupancy & equipment	295	302	579	594
ATM expense	98	97	191	191
Professional fees	119	93	230	228
Director & advisory boards compensation	86	87	194	149
Supplies & postage	82	72	158	157
FDIC and OCC assessments	137	285	276	391
Other non-interest expenses	377	288	694	572

TOTAL NON-INTEREST EXPENSES	2,277	2,295	4,549	4,443

Income before income taxes	1,067	758	2,066	1,721
Income tax expense	227	143	434	365

NET INCOME	$840	$615	$1,632	$1,356

Basic earnings per share	$0.60	$0.44	$1.16	$0.97

Dividends per share	$0.17	$0.14	$0.33	$0.28

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance - January 1, 2009	$7,010	$293	$15,406	$(62)	$766	$23,413

Comprehensive income:
Net income			1,356			1,356
Change in net unrealized losses on securities available for sale, net of deferred income taxes					267	267

Total comprehensive income						1,623

Issuance of stock in connection with Dividend reinvestment plan - 1,101 shares	5	28				33

Treasury stock acquired-1,601shares				(48)		(48)

Cash dividends, $0.28 per share			(391)			(391)

Balance, June 30, 2009	$7,015	$321	$16,371	$(110)	$1,033	$24,630

Balance - January 1, 2010	$7,022	$350	$16,820	$(110)	$1,276	$25,358

Comprehensive income:
Net income			1,632			1,632
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					172	172

Total comprehensive income						1,804

Issuance of stock in connection with dividend reinvestment plan - 1,477 shares	7	32				39

Cash dividends, $0.33 per share			(463)			(463)

Balance, June 30, 2010	$7,029	$382	$17,989	$(110)	$1,448	$26,738

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,632	$1,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	114	202
Depreciation and amortization	251	273
Net accretion of securities premium	166	(146)
Other-than temporary impairment charge	—	15
Net realized gains on sales of securities	(182)	(289)
Earnings on life insurance	(111)	(107)
Increase in other assets	(188)	(918)
Increase (decrease) in other liabilities	453	(189)

Net cash provided by operating activities	2,135	197

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	1,916	1,790
Purchases	(721)	(4,722)
Securities available for sale:
Maturities, calls and principal repayments	17,202	9,048
Purchases	(18,786)	(16,591)
Proceeds from sales	3,614	5,364
Net increase in loans receivable	(7,045)	(2,775)
Net increase in restricted investment in bank stocks	—	—
Purchases of premises and equipment	(65)	(246)
Net maturities of interest bearing time deposits	99	—

Net cash used in investing activities	(3,786)	(8,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in non-interest bearing demand and savings deposits	(290)	(1,470)
Net increase in time deposits	10,227	25,166
Net decrease in short-term borrowings	(527)	(6,784)
Proceeds from long-term borrowings	—	—
Repayment of long-term borrowings	(4,000)	—
Proceeds from issuance of common stock	39	33
Acquisition of treasury stock	—	(48)
Dividends paid	(463)	(391)

Net cash provided by financing activities	4,986	16,506

Net increase in cash and cash equivalents	3,335	8,571
Cash and cash equivalents:
Beginning of year	8,633	6,864

End of period	$11,968	$15,435

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$3,724	$4,495

Cash payments for income taxes	$324	$522

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$24	$122

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1.	Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 12, 2010, the date these financial statements were issued.

Note B – Accounting Policies

The accounting policies of the Corporation as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Corporation’s Form 10-K.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note C – Comprehensive Income (Loss)

The only comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)

Unrealized holding gains arising during the period	$491	$72	$442	$679
Reclassification of gains realized in net income	—	—	(182)	(289)
Other than temporary impairment charge recognized in net income	—	15	—	15

	491	87	260	405
Income tax effect	(167)	(33)	(88)	(138)

Change in accumulated other comprehensive income	$324	$54	$172	$267

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,401,104 for the six months ended June 30, 2010 and 1,401,460 for the three months ended June 30, 2010. The weighted average number of shares outstanding was 1,399,181 for the six months ended June 30, 2009 and 1,398,836 for the three months ended June 30, 2009.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $175,000 of standby letters of credit as of June 30, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not material.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Amortized cost and fair value at June 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
June 30, 2010:
U.S. agency securities	$14,443	$186	$(1)	$14,628
Mortgage-backed securities	62,127	1,775	(46)	63,856
Equity securities	661	308	—	969

	$77,231	$2,269	$(47)	$79,453

December 31, 2009:
U.S. agency securities	$12,195	$74	$(38)	$12,231
Mortgage-backed securities	66,619	1,687	(72)	68,234
Equity securities	661	311	—	972

	$79,475	$2,072	$(110)	$81,437

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES HELD TO MATURITY:
June 30, 2010:
U.S. agency securities	$250	$5	$—	$255
State and municipal securities	28,989	498	(781)	28,706

	$29,239	$503	$(781)	$28,961

December 31, 2009:
U.S. agency securities	$250	$11	$—	$261
State and municipal securities	29,954	374	(874)	29,454

	$30,204	$385	$(874)	$29,715

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
U. S agency securities	$2,773	$1	$—	$—	$2,773	$1
Mortgage-backed securities	8,171	46	—	—	8,171	46

	10,944	47	—	—	10,944	47

SECURITIES HELD TO MATURITY:
State and municipal securities	3,730	55	4,969	726	8,699	781

Total	$14,674	$102	$4,969	$726	$19,643	$828

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities	$7,797	$71	$215	$1	$8,012	$72
U. S. agency securities	4,872	38	—	—	4,872	38

	12,669	109	215	1	12,884	110

SECURITIES HELD TO MATURITY:
State and municipal securities	7,479	119	4,648	755	12,127	874

Total	$20,148	$228	$4,863	$756	$25,011	$984

At June 30, 2010, two U. S. agency securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.04%. In management’s opinion, these unrealized losses relate to changes in interest rates.

At June 30, 2010, five mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.6%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 30, 2010, thirty-seven state and municipal securities have unrealized losses with aggregate depreciation of 8.2% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

Gross realized gains and losses for the six months ending June 30, 2010 were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)

June 30, 2010:
Mortgage-backed securities	$182	$—	$182
	$182	$—	$182

Amortized cost and fair value at June 30, 2010 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

1 year or less	$3,484	$3,515	$1,728	$1,749
Over 1 year through 5 years	9,158	9,286	2,487	2,491
Over 5 years through 10 years	1,801	1,827	12,680	12,861
Over 10 years	—	—	12,344	11,860
Mortgage-backed securities	62,127	63,856	—	—
Equity securities	661	969	—	—

	$77,231	$79,453	$29,239	$28,961

Note G: Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s consolidated financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows (in thousands):

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$79,453	$461	$78,484	$508

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$81,437	$464	$80,465	$508

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending June 30, 2010 and December 31, 2009.

	2010	2009

Fair Value, beginning of period	$508	$425
Total losses included in other comprehensive income	—	(87)
Purchases	—	170

Fair Value, end of period	$508	$508

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009 are summarized below:

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$86	$—	$—	$86
Foreclosed real estate	24	—	—	24

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,394	$—	$—	$1,394
Foreclosed real estate	122	—	—	122

Total impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $100,000 and $2,410,000, net of the valuation

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

allowances of $14,000 and $1,016,000 as of June 30, 2010 and December 31, 2009, respectively. This resulted in additional provision for loan losses of $0 for the period ending June 30, 2010 and $1,000,000 for the period ending December 31, 2009.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2010 and December 31, 2009.

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2010 and December 31, 2009.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,968	$11,968	$8,633	$8,633
Time certificates of deposit	297	297	396	396
Investment securities:
Available for sale	79,453	79,453	81,437	81,437
Held to maturity	29,239	28,961	30,204	29,715
Loans, less allowance for loan losses	223,507	224,265	216,600	217,481
Accrued interest receivable	1,340	1,340	1,452	1,452
Restricted investment in bank stocks	2,661	2,661	2,661	2,661

Financial liabilities:
Deposits	306,396	311,265	296,459	301,750
Short-term borrowings	3,985	3,985	4,512	4,512
Long-term debt	18,000	19,717	22,000	23,519
Junior subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	356	356	443	443

Off-balance sheet financial instruments	—	—	—	—

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Corporation’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Corporation’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) legislative and regulatory changes (including the impact of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) which may result in increased compliance costs, (v) funding costs, and (vi) other external developments which could materially affect the Corporation’s business and operations.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns, if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of June 30, 2010.

Financial Condition

Total assets of the Corporation increased $7,243,000 or 2.0% during the first six months of 2010. Net loans increased $6,907,000 or 3.2%, securities decreased by $2,949,000 or 2.6% and cash and cash equivalents increased $3,335,000 or 38.6% from December 31, 2009 to June 30, 2010.

Total deposits increased by $9,937,000 or 3.4% from December 31, 2009. Short-term borrowings decreased $527,000 or 11.7% and Long-term debt decreased $4,000,000 or 18.2% during the same time period. The growth in deposits can be attributed to the Corporation’s continuing business development endeavors as well as depositor’s search for a safe and stable return in light of the instability in the financial markets over the past year.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

	Non-Performing Assets (Dollars in Thousands)
	6/30/2010	12/31/2009

Non-accrual loans	$1,528	$4,254
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	1,528	4,254

Foreclosed real estate	146	122

Total Non-Performing Assets	$1,674	$4,376

Ratios:
Non-performing loans to total loans	0.68%	1.96%
Non-performing assets to total loans and foreclosed real estate	0.75%	2.02%
Non-performing loans to allowance for loan losses	76.59%	150.32%

Total non-performing assets at June 30, 2010 decreased $2,702,000 since December 31, 2009 as a result of the decrease in loans in non-accrual status and the increase in foreclosed real estate. This decrease in non-accrual loans is primarily the result of the restructuring and partial charge-off of $924,000 of a loan to a manufacturer of inventory closely tied to the construction industry.

Results of Operations

Net income for the six months ending June 30, 2010 was $1,632,000 or $1.16 per share compared to $1,356,000 or $0.97 per share for the same period in 2009. Annualized return on average equity was 12.62% for the first six months of 2010 and 11.38% for the same period in 2009. Annualized return on average assets was 0.92% for the first six months of 2010 and 0.82% for the same period in 2009.

Net income for the quarter ending June 30, 2010 was $840,000 or $0.60 per share compared to $615,000 or $0.44 per share for the same period in 2009. Annualized return on average equity was 12.87% for the second quarter of 2010 and 10.14% for the same period in 2009. Annualized return on average assets was 0.93% for the second quarter of 2010 and 0.72% for the same period in 2009.

Net interest income for the first six months of 2010 increased by $463,000 or 9.5% compared to the same period in 2009. The reasons for the increase in net interest income were an increase in interest earning assets and an increase in net interest margin. For the first six months of 2010, the net interest margin on a fully tax equivalent (FTE) basis was 3.46% compared to 3.34% for the same period in 2009. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary drivers of the increase in the net interest margin was the decrease in the cost of funds of 0.63% from 2.83% during the first six months of 2009 to 2.20% during the same period in 2010, which was offset by a decrease in the yield on earning assets of 0.51% from 6.17% in 2009 to 5.66% in 2010.

Net interest income for the quarter ended June 30, 2010 increased by $418,000 compared to the same period in 2009. Net interest margin for the quarter ended June 30, 2010 was 3.62% compared to 3.25% during the same period in 2009. The decrease in the yield on earning assets from 6.04% for the three months ending June 30, 2009 to 5.69% for the same period in 2010 was more than offset by the decrease in the cost of funds from 2.79% during 2009 to 2.07% during 2010.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $114,000 for the first six months of 2010 compared to $202,000 for the same time period in 2009. As a percentage of loans, the allowance for loan losses was 0.88% at June 30, 2010, compared to 1.29% at year-end 2009 and 0.84% at June 30, 2009. The increase in the allowance for loan losses during 2009 was the recognition, restructuring and partial charge-off in 2010 of $924,000 of a loan to a manufacturer of inventory closely tied to the construction industry. Impaired loans were $323,000 at June 30, 2010 compared to $2,653,000 at December 31, 2009. Management feels impaired loans are adequately collateralized and loss in excess of valuation allowance is not anticipated. The Bank’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2010 decreased by $100,000 or 6.6% compared to the same period in 2009. Income from fiduciary activities increased by $11,000 due to several estate settlements, and increased activity led to ATM card fees increasing by $31,000. These increases were offset by a decrease in realized gains on sales of securities of $107,000, and a decrease in other non-interest income of $45,000 during the first six months of 2010 compared to the same period in 2009.

Non-interest income for the quarter ending June 30, 2010 was $611,000 compared to $666,000 in 2009. This decrease is primarily related to the decrease in income from fiduciary activities of $34,000, a decrease in other non-interest income of $41,000, offset by an increase in ATM card fees of $18,000.

Total non-interest expense increased in the first six months of 2010 by $106,000 compared to the first six months of 2009. Employee compensation and benefits increased $66,000 in the first 6 months of 2010 compared to 2009. The increase in salaries and wages is the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. The FDIC/OCC expense decreased $115,000. The decrease in FDIC/OCC expense is because there was no special FDIC assessment in 2010 as there was in 2009. Director and advisory board compensation increased $45,000 and other operating expenses increased $122,000. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2010, total non-interest expense decreased $18,000 compared to the second quarter of 2009. The primary reason for this decrease was the decrease in FDIC/OCC expense of $148,000 offset by increases in professional fees of $26,000 and an increase in other operating expenses of $89,000. As stated above, the decrease in FDIC/OCC expense is because there was no special FDIC assessment in 2010 as there was in 2009.

Income tax expense was $434,000 for the six month time period ending June 30, 2010 compared to $365,000 for the same time period in 2009. Income tax expense as a percentage of income before income taxes was 21.0% for the period compared to 21.2% for 2009. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher in 2010 than 2009. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Income tax expense was $227,000 for the three month time period ending June 30, 2010 compared to $143,000 for the same time period in 2009. Income tax expense as a percentage of income before income taxes was 21.3% for the period compared to 18.9% for 2009. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower during the quarter in 2010 than 2009.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $306,396,000 in deposits at June 30, 2010, which increased $9,937,000 over total deposits of $296,459,000 at year-end 2009. Other sources of liquidity at June 30, 2010 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $4,492,000, (2) securities maturing in one year or less, which totaled $5,243,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $26,738,000 as of June 30, 2010, representing a $1,380,000 increase from December 31, 2009. The growth in capital was a result of net earnings retention of $1,169,000, an increase in accumulated other comprehensive income of $172,000 and an increase in common stock and surplus of $39,000 as a result of the Corporation’s dividend reinvestment plan. The increase in other comprehensive income is due to the increase in value of the Corporation’s available for sale securities.

At June 30, 2010, the Bank had a Tier I leverage ratio of 8.21%, a Tier I capital to risk-based assets ratio of 15.46% and a total capital to risk-based assets ratio of 16.58%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4T.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A.	Risk Factors

(Not required of a smaller reporting company)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended June 30, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

April 1 through April 30	0	$0.00	0	96,349

May 1 through May 31	0	$0.00	0	96,349

June 1 through June 30	0	$0.00	0	96,349

Total for the period	0		0

Item 3. Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date:	August 12, 2010	BY:	/S/ JODY D. GRAYBILL
Jody D. Graybill
President
(Principal Executive Officer)

Date:	August 12, 2010	BY:	/S/ RICHARD R. LEITZEL
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)