Form 10-Q
period 2010-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2010-11-10
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2010
Common Stock, par value $5.00	1,402,979 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$6,480	$6,564
Interest bearing deposits with banks	1,069	351
Federal funds sold	7,095	1,718

Cash & cash equivalents	14,644	8,633
Time certificates of deposit	297	396
Securities available for sale	79,485	81,437
Securities held to maturity, fair value 2010 $ 30,868; 2009 $ 29,715	29,893	30,204
Loans - net of allowance for loan losses 2010 $ 2,019; 2009 $ 2,830	228,586	216,600
Premises & equipment, net	5,888	6,175
Restricted investment in bank stocks	2,661	2,661
Investment in life insurance	7,050	5,109
Other assets	4,604	4,621

TOTAL ASSETS	$373,108	$355,836

LIABILITIES
Deposits:
Non-interest bearing	$28,892	$27,952
Interest bearing	288,696	268,507

Total deposits	317,588	296,459
Short-term borrowings	4,102	4,512
Long-term borrowings	16,000	22,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,620	2,352

TOTAL LIABILITIES	345,465	330,478

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; Shares authorized – 10,000,000 Shares issued - 2010 -1,406,630; 2009 – 1,404,348 Shares outstanding - 2010 -1,402,979; 2009-1,400,697	7,033	7,022
Capital in excess of par value	398	350
Retained earnings	18,752	16,820
Treasury stock, at cost 2010-3,651 shares; 2009-3,651 shares	(110)	(110)
Accumulated other comprehensive income	1,570	1,276

TOTAL SHAREHOLDERS’ EQUITY	27,643	25,358

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$373,108	$355,836

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest & fees on loans	$3,629	$3,500	$10,647	$10,655
Interest on taxable securities	629	793	1,909	2,349
Interest on tax-exempt securities	314	306	955	835
Other interest & dividends	11	15	32	40

TOTAL INTEREST INCOME	4,583	4,614	13,543	13,879

INTEREST EXPENSE
Interest on deposits	1,376	1,881	4,463	5,635
Interest on short term borrowings	12	12	39	38
Interest on long term borrowings	217	309	740	934

TOTAL INTEREST EXPENSE	1,605	2,202	5,242	6,607

NET INTEREST INCOME	2,978	2,412	8,301	7,272
Provision for loan losses	89	535	203	737

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,889	1,877	8,098	6,535

NON-INTEREST INCOME
Service charges on deposits	171	214	567	604
Fiduciary activities	102	163	372	422
Earnings on investment in life insurance	58	61	169	168
ATM card fees	165	148	474	426
Securities gains	—	185	182	459
Gains on sales of other real estate owned	67	—	67	—
Other income	112	81	250	264

TOTAL OTHER INCOME	675	852	2,081	2,343

NON-INTEREST EXPENSES
Employee compensation & benefits	1,170	1,058	3,397	3,219
Net occupancy & equipment	272	280	851	874
ATM expense	92	99	283	290
Professional fees	101	95	331	323
Director & advisory boards compensation	84	83	278	232
Supplies & postage	80	65	238	222
FDIC and OCC assessments	134	181	410	572
Other non-interest expenses	324	278	1,018	835

TOTAL NON-INTEREST EXPENSES	2,257	2,139	6,806	6,567

Income before income taxes	1,307	590	3,373	2,311
Income tax expense	307	71	741	436

NET INCOME	$1,000	$519	$2,632	$1,875

Basic earnings per share	$0.71	$0.37	$1.88	$1.34

Dividends per share	$0.17	$0.15	$0.50	$0.43

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance - January 1, 2009	$7,010	$293	$15,406	$(62)	$766	$23,413

Comprehensive income:
Net income			1,875			1,875
Change in net unrealized losses on securities available for sale, net of deferred income taxes					407	407

Total comprehensive income						2,282

Issuance of stock in connection with Dividend reinvestment plan - 1,714 shares	8	43				51
Treasury stock acquired-1,601 shares				(48)		(48)
Cash dividends, $0.43 per share			(601)			(601)

Balance, September 30, 2009	$7,018	$336	$16,680	$(110)	$1,173	$25,097

Balance - January 1, 2010	$7,022	$350	$16,820	$(110)	$1,276	$25,358

Comprehensive income:
Net income			2,632			2,632
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					294	294

Total comprehensive income						2,926

Issuance of stock in connection with dividend reinvestment plan - 2,282 shares	11	48				59
Cash dividends, $0.50 per share			(700)			(700)

Balance, September 30, 2010	$7,033	$398	$18,752	$(110)	$1,570	$27,643

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,632	$1,875
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	203	737
Depreciation and amortization	370	400
Net accretion of securities premium	231	(161)
Net realized gains on sales of securities	(182)	(459)
Net gains on sales of other real estate owned	(67)	—
Earnings on life insurance	(169)	(168)
Increase in other assets	(90)	(882)
Increase (decrease) in other liabilities	268	(132)

Net cash provided by operating activities	3,196	1,210

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	2,156	3,185
Purchases	(1,504)	(9,051)
Securities available for sale:
Maturities, calls and principal repayments	24,759	14,793
Purchases	(26,362)	(34,256)
Proceeds from sales	3,614	8,981
Net increase in loans receivable	(12,213)	(43)
Purchase of life insurance	(1,809)	—
Proceeds from sale of other real estate owned	80	—
Purchases of premises and equipment	(83)	(283)
Net maturities of interest bearing time deposits	99	—

Net cash used in investing activities	(11,263)	(16,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand and savings deposits	940	(1,850)
Net increase in time deposits	20,189	32,730
Net decrease in short-term borrowings	(410)	(6,399)
Repayment of long-term borrowings	(6,000)	—
Proceeds from issuance of common stock	59	51
Acquisition of treasury stock	—	(48)
Dividends paid	(700)	(601)

Net cash provided by financing activities	14,078	23,883

Net increase in cash and cash equivalents	6,011	8,419
Cash and cash equivalents:
Beginning of year	8,633	6,864

End of period	$14,644	$15,283

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$5,345	$6,709

Cash payments for income taxes	$555	$759

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$24	$243

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and/or nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November 10, 2010, the date these financial statements were issued.

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

Note C – Comprehensive Income (Loss)

The only comprehensive income item that the Corporation presently has is unrealized gains (losses) on securities available for sale. The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)

Unrealized holding gains arising during the period	$189	$389	$631	$1,068
Reclassification of gains realized in net income	—	(185)	(182)	(459)

	189	204	449	609
Income tax effect	(67)	(64)	(155)	(202)

Change in accumulated other comprehensive income	$122	$140	$294	$407

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,401,485 for the nine months ended September 30, 2010 and 1,402,235 for the three months ended September 30, 2010. The weighted average number of shares outstanding was 1,399,257 for the nine months ended September 30, 2009 and 1,399,408 for the three months ended September 30, 2009.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $175,000 of standby letters of credit as of September 30, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not material.

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

Amortized cost and fair value at September 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
September 30, 2010:
U.S. agency securities	$11,950	$258	$		$12,208
Mortgage-backed securities	64,463	1,825		(25)	66,263
Equity securities	661	353		—	1,014

	$77,074	$2,436		$(25)	$79,485

December 31, 2009:
U.S. agency securities	$12,195	$74		$(38)	$12,231
Mortgage-backed securities	66,619	1,687		(72)	68,234
Equity securities	661	311		—	972

	$79,475	$2,072		$(110)	$81,437

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES HELD TO MATURITY:
September 30, 2010:
U.S. agency securities	$250	$2	$—	$252
State and municipal securities	29,643	1,387	(414)	30,616

	$29,893	$1,389	$(414)	$30,868

December 31, 2009:
U.S. agency securities	$250	$11	$—	$261
State and municipal securities	29,954	374	(874)	29,454

	$30,204	$385	$(874)	$29,715

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities	$3,819	$25	$—	$—	$3,819	$25

SECURITIES HELD TO MATURITY:
State and municipal securities	270	1	2,562	413	2,832	414

Total	$4,089	$26	$2,562	$413	$6,651	$439

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities	$7,797	$71	$215	$1	$8,012	$72
U. S. agency securities	4,872	38	—	—	4,872	38

	12,669	109	215	1	12,884	110

SECURITIES HELD TO MATURITY:
State and municipal securities	7,479	119	4,648	755	12,127	874

Total	$20,148	$228	$4,863	$756	$25,011	$984

At September 30, 2010, four mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.7%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At September 30, 2010, sixteen state and municipal securities have unrealized losses with aggregate depreciation of 12.7% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

Gross realized gains and losses for the nine months ending September 30, 2010 were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)

September 30, 2010:
Mortgage-backed securities	$182	$—	$182

	$182	$—	$182

Amortized cost and fair value at September 30, 2010 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

1 year or less	$2,960	$2,992	$1,576	$1,590
Over 1 year through 5 years	8,221	8,406	4,098	4,196
Over 5 years through 10 years	769	810	12,348	13,054
Over 10 years	—	—	11,871	12,028
Mortgage-backed securities	64,463	66,263	—	—
Equity securities	661	1,014	—	—

	$77,074	$79,485	$29,893	$30,868

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows (in thousands):

Description	September 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. agency securities	$12,208	$—	$12,208	$—
Mortgage-backed securities	66,263	—	66,263	—
Equity securities	1,014	463	—	551

Securities available for sale	$79,485	$463	$78,471	$551

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. agency securities	$12,231	$—	$12,231	$—
Mortgage-backed securities	68,234	—	68,234	—
Equity securities	972	464	—	508

Securities available for sale	$81,437	$464	$80,465	$508

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending September 30, 2010 and December 31, 2009.

	2010	2009

Fair Value, beginning of period	$508	$425
Total gains (losses) included in other comprehensive income	43	(87)
Purchases	—	170

Fair Value, end of period	$551	$508

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a non-recurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Certain assets such as real estate owned are measured at fair value less the cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820.

Assets measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009 are summarized below:

Description	September 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$85	$—	$—	$85
Foreclosed real estate	24	—	—	24

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,394	$—	$—	$1,394
Foreclosed real estate	122	—	—	122

Total impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $100,000 and $2,410,000, net of the valuation allowances of $15,000 and $1,016,000 as of September 30, 2010 and December 31, 2009, respectively. This resulted in additional provision for loan losses of $0 for the period ending September 30, 2010 and $1,000,000 for the period ending December 31, 2009.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2010 and December 31, 2009.

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

Deposit liabilities:

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2010 and December 31, 2009.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$14,644	$14,644	$8,633	$8,633
Time certificates of deposit	297	297	396	396
Investment securities:
Available for sale	79,485	79,485	81,437	81,437
Held to maturity	29,893	30,868	30,204	29,715
Loans, less allowance for loan losses	228,586	229,673	216,600	217,481
Accrued interest receivable	1,327	1,327	1,452	1,452
Restricted investment in bank stocks	2,661	2,661	2,661	2,661

Financial liabilities:
Deposits	317,588	322,842	296,459	301,750
Short-term borrowings	4,102	4,102	4,512	4,512
Long-term debt	16,000	17,933	22,000	23,519
Junior subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	340	340	443	443

Off-balance sheet financial instruments	—	—	—	—

Note H – New and Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Corporation adopted the new guidance in 2010 and it did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of ASU 2009-15 did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of ASU 2010-04 did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Corporation’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Corporation is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns, if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of September 30, 2010.

Financial Condition

Total assets of the Corporation increased $17,272,000 or 4.9% during the first nine months of 2010. Net loans increased $11,986,000 or 5.5%, securities decreased by $2,263,000 or 2.0% and cash and cash equivalents increased $6,011,000 or 69.6% from December 31, 2009 to September 30, 2010.

Total deposits increased by $21,129,000 or 7.1% from December 31, 2009. Long-Term Debt decreased $6,000,000 or 27.3% during the same time period. The growth in deposits can be attributed to the Corporation’s continuing business development endeavors as well as depositors’ search for a safe and stable return in light of the instability in the financial markets over the past year.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

	Non-Performing Assets (Dollars in Thousands)
	9/30/2010	12/31/2009

Non-accrual loans	$1,382	$4,254
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	1,382	4,254

Foreclosed real estate	133	122

Total Non-Performing Assets	$1,515	$4,376

Ratios:
Non-performing loans to total loans	0.60%	1.96%
Non-performing assets to total loans and foreclosed real estate	0.66%	2.02%
Non-performing loans to allowance for loan losses	68.45%	150.32%

Total non-performing assets at September 30, 2010 decreased $2,861,000 since December 31, 2009 as a result of the decrease in loans in non-accrual status partially offset by the increase in foreclosed real estate. This decrease in non-accrual loans is primarily the result of the restructuring and partial charge-off of $924,000 of a loan to a manufacturer of inventory closely tied to the construction industry.

Results of Operations

Net income for the nine months ending September 30, 2010 was $2,632,000 or $1.88 per share compared to $1,875,000 or $1.34 per share for the same period in 2009. Annualized return on average equity was 13.30% for the first nine months of 2010 and 10.31% for the same period in 2009. Annualized return on average assets was 0.98% for the first nine months of 2010 and 0.74% for the same period in 2009.

Net income for the quarter ending September 30, 2010 was $1,000,000 or $0.71 per share compared to $519,000 or $0.37 per share for the same period in 2009. Annualized return on average equity was 14.59% for the third quarter of 2010 and 8.27% for the same period in 2009. Annualized return on average assets was 1.09% for the third quarter of 2010 and 0.59% for the same period in 2009.

Net interest income for the first nine months of 2010 increased by $1,029,000 or 14.2% compared to the same period in 2009. The reasons for the increase in net interest income were an increase in interest earning assets and an increase in net interest margin. For the first nine months of 2010, the net interest margin on a fully tax equivalent (FTE) basis was 3.55% compared to 3.28% for the same period in 2009. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the increase in the net interest margin was the decrease in the cost of funds of 0.69% from 2.78% during the first nine months of 2009 to 2.09% during the same period in 2010, which was partially offset by a decrease in the yield on earning assets of 0.42% from 6.06% in 2009 to 5.64% in 2010.

Net interest income for the quarter ended September 30, 2010 increased by $566,000 compared to the same period in 2009. Net interest margin for the quarter ended September 30, 2010 was 3.71% compared to 3.16% during the same period in 2009. The decrease in the yield on earning assets from 5.85% during the third quarter of 2009 to 5.59% in 2010 was more than offset by the decrease in the cost of funds from 2.69% during 2009 to 1.88% during 2010.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a $203,000 provision for loan losses for the first nine months of 2010 compared to $737,000 in 2009. As a percentage of loans, the allowance for loan losses was 0.88% at September 30, 2010, compared to 1.29% at year-end 2009 and 1.10% at September 30, 2009. The increase in the allowance for loan losses during 2009 was the recognition, restructuring and partial charge-off in 2010 of $924,000 of a loan to a manufacturer of inventory closely tied to the construction industry. Impaired loans were $311,000 at September 30, 2010 compared to $2,653,000 at December 31, 2009. Management feels impaired loans are adequately collateralized and loss in excess of valuation allowance is not anticipated. The Bank’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first nine months of 2010 decreased by $262,000 or 11.2% compared to the same period in 2009. Securities gains decreased $277,000, income from fiduciary activities decreased by $50,000, and service charges on deposit accounts decreased $37,000. These decreases were offset by an increase of $48,000 on ATM card fees and gains on sales of foreclosed real estate of $67,000.

Non-interest income for the quarter ending September 30, 2010 was $675,000 compared to $852,000 in 2009. This decrease is primarily related to the decrease in securities gains of $185,000, a decrease in income from fiduciary activities of $61,000, a decrease in service charges on deposit accounts of $43,000, offset by increases in ATM card fees of $17,000, gains on sales of foreclosed real estate of $67,000, and an increase in other income of $31,000.

Total non-interest expense increased in the first nine months of 2010 by $239,000 compared to the first nine months of 2009. Employee compensation and benefits increased $178,000 in the first nine months of 2010 compared to 2009. The increase in salaries and wages is the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. The FDIC/OCC assessments decreased $162,000 in the first nine months of 2010. The decrease in FDIC/OCC expense is because there was no special FDIC assessment in 2010 as there was in 2009. Director and advisory board compensation increased $46,000, supplies and postage increased $16,000, and other operating expenses increased $183,000. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2010, total non-interest expense increased $118,000 compared to the third quarter of 2009. The primary reasons for this increase are the increases in employee compensation and benefits of $112,000, an increase in other operating expenses of $46,000, and a decrease in FDIC/OCC expense of $47,000.

Income tax expense was $741,000 for the nine month time period ending September 30, 2010 compared to $436,000 for the same time period in 2009. Income tax expense as a percentage of income before income taxes was 22.0% for the period compared to 18.9% for 2009. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower in 2010 than 2009. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Income tax expense was $307,000 for the three month time period ending September 30, 2010 compared to $71,000 for the same time period in 2009. Income tax expense as a percentage of income before income taxes was 23.5% for the period compared to 12.0% for 2009. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher during the quarter in 2010 than 2009.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $317,588,000 in deposits at September 30, 2010, which increased $21,129,000 over total deposits of $296,459,000 at year-end 2009. Other sources of liquidity at September 30, 2010 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $8,461,000, (2) securities maturing in one year or less, which totaled $1,654,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $27,643,000 as of September 30, 2010, representing a $2,285,000 increase from December 31, 2009. The growth in capital was a result of net earnings retention of $1,932,000, an increase in the accumulated other comprehensive income of $294,000, and an increase in common stock and surplus of $59,000 as a result of our dividend reinvestment plan. The increase in accumulated other comprehensive income is due to the change in value of the Corporation’s available for sale securities.

At September 30, 2010, the Bank had a leverage ratio of 8.32%, a Tier I capital to risk-based assets ratio of 15.25% and a total capital to risk-based assets ratio of 16.35%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank. Planned capital expenditures are not expected to materially reduce capital ratios.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

(Not required of a smaller reporting company.)

Item 4T. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A. Risk Factors

(Not required of a smaller reporting company.)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of the Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended September 30, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

July 1 through July 31	0	$0.00	0	96,349

August 1 through August 31	0	$0.00	0	96,349

September 1 through September 30	0	$0.00	0	96,349

Total for the period	0		0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

10.1	Split Dollar Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

10.2	Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

10.3	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

10.4	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Richard Leitzel, dated October 29, 2010. (Incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

11.	Information concerning the computation of earnings per share is provided in Note D to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 10, 2010	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President
(Principal Executive Officer)

Date: November 10, 2010	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)