Form 10-K
period 2010-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2011-03-10
CIK 763293

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2010 was $26,197,600

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $5.00 per share, 1,403,761 shares outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2010 are incorporated by reference into Parts I and II. Portions of the Proxy Statement filed with respect to the First Community Financial Corporation 2011 Annual Meeting are incorporated by reference into Part III.

(i)

(ii)

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

As of December 31, 2010, the Bank had total assets of $374.2 million, total shareholders’ equity of $28.3 million, and total deposits of $317.8 million.

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

As of December 31, 2010, residential real estate loans represented 61.2% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by often requiring private mortgage insurance for certain residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 19.3%, commercial, financial and agricultural loans represented 16.4% and construction loans represented 1.0% of the total loan portfolio at December 31, 2010. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank controls risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans.

As of December 31, 2010, consumer installment loans represented 2.1% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. For the year ended December 31, 2010, income from the Bank’s fiduciary activities amounted to $474,000 and the Bank had assets worth $108.2 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last five years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $267.2 million as of December 31, 2005 to $374.2 million as of December 31, 2010, funded primarily by an increase in the Bank’s total deposits over this period from $211.9 million to $317.8 million. Additionally, the Bank’s loans increased from $161.8 million to $236.2 million over this same period, while the Corporation’s annual net income ranged between $2.0 million and $3.7 million.

The growth in the Bank’s deposits and loans reflect its efforts to increase its market share in Juniata and Perry Counties and is largely attributable to the maturation of the Bank’s newer branches in East Waterford, Juniata County and Loysville, New Bloomfield, Shermans Dale and Bloomfield Borough, Perry County and expansion of its products, services and expertise.

Market Area and Competition

The Bank’s market area lies within Juniata and Perry Counties, Pennsylvania. By all indications, this region has good economic prospects. Juniata and Perry Counties had a combined estimated population of 68,620 in 2010, representing an increase of approximately 2.4% since 2000. The primary industries in the region are agriculture and timber/woodworking. Unemployment rates in 2010 were 6.7% in Juniata County and 7.7% in Perry County. With a stable workforce and growing population, the Corporation believes that the region’s long term economic prospects are positive.

As of June 30, 2010, three commercial banks (the Bank, Juniata Valley Bank, and First National Bank of Pennsylvania) operated offices in Juniata County. Of all financial institutions operating in Juniata County, the Bank ranked first in terms of total deposits at June 30, 2010 with 49.55%. Juniata Valley Bank followed closely with 41.84% and First National Bank of Pennsylvania ranked third with 8.61%. Each of the institutions with which the Bank competes in Juniata County is larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a somewhat wider variety of services than does the Bank.

In Perry County, the Bank faces competition from six banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with 32.75% of deposits at June 30, 2010, Riverview National Bank, with approximately 17.64%, and Orrstown Bank, with approximately 15.26%. The Bank has 17.06% of the deposits in Perry County as of June 30, 2010.

The Bank also competes with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies and retailers. Deposit deregulation has intensified the competition for deposits in recent years.

Supervision and Regulation

As a bank holding company, the Corporation is subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. The deposits of the Bank are insured by the FDIC. The Bank is therefore subject to regulation by the FDIC but as a national bank, is primarily regulated and examined by the OCC.

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

Dividends

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2010, the Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $5,665,000.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. On December 31, 2010, the Corporation and the Bank each exceeded the minimum capital levels of the well-capitalized category.

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

Provisions of FDICIA relax certain requirements for mergers and acquisitions among financial institutions and provide specific authorization for a federally chartered savings association or national bank to be acquired by an insured depository institution.

Under FDICIA, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Depository institutions with assets in excess of $500 million must be examined on-site annually by their primary federal or state regulator or the FDIC.

FDIC Insurance and Assessments

Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments.

In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal insurance coverage, placing additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009. For the Bank, an aggregate charge of $660,000 was recorded as a charge to operating costs in 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. In December 2009, we paid a pre-payment of FDIC’s estimated assessment total for the next three years, totaling approximately $1.6 million. The pre-payment amount has been included in Other Assets in the consolidated balance sheet and will continue to be amortized, subject to adjustments imposed by the FDIC, over the next three years.

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

Bank Secrecy Act and Related Laws and Regulations – These laws and regulations have significant implications for all financial institutions. They increase due diligence requirements and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering activities. Even innocent noncompliance and inconsequential failure to follow the regulations can result in significant fines or other penalties which could have a material adverse impact on the Corporation’s financial condition, results of operations or liquidity.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) – On July 21, 2010 President Obama signed the Act into law. The Act contains numerous and wide-ranging changes to the structure of the U.S. financial system. Portions of the Act are effective at different times, and many of the provisions require follow-on, more detailed rulemaking by regulators. Consequently, the Act’s impact on the financial system in general and the Corporation in particular cannot be predicted at this time. Some of the Act’s provisions management believes may impact the Corporation’s financial condition and results of the operations over the next few years are as follows:

•

requires the establishment of minimum leverage and risk-based capital requirements applicable to bank holding companies that are not less than those currently applicable to insured depository institutions (currently 5%, 6% and 10% to be “well capitalized”, and 4%, 4% and 8% to be “adequately capitalized”) The minimum capital requirements do not apply to small bank holding companies such as the Corporation. Small bank holding companies are defined as holding companies with less than $500 million in assets.

•

alters the FDIC’s base for determining deposit insurance assessments by requiring the assessments be determined based on the “average consolidated total assets” less the institution’s “average tangible equity,” rather than on a bank’s deposits.

•

increases the FDIC’s minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% of estimated deposits with no upward limit. The FDIC is required to “offset the effect” of the increased minimum reserve ratio on institutions with less than $10 billion in total consolidated assets. The intent appears to be to require the FDIC to impose higher premiums on larger banks in order to get from the old minimum of 1.15% to the new 1.35%, but given the current reserve ratio of negative 0.38%, all institutions can expect assessments to remain significant for the foreseeable future. The Act allows the FDIC until September 30, 2020 to reach 1.35%.

•	eliminates the prohibition against paying interest on commercial checking accounts, effective one year after enactment.

•

requires the Federal Reserve, within nine months of enactment, to prescribe regulations to establish standards for determining that interchange transaction fees meet the new statutory standard of reasonable and proportional to the cost. Card issuers which, together with their affiliates, have less than $10 billion in assets are exempt from these new regulations.

The Act has other significant features, some of which are as follows: (i) makes permanent the 2008 increase in the maximum deposit insurance amount of $250,000, and extends until December 31, 2012 full deposit insurance coverage for qualifying noninterest-bearing transaction accounts, (ii) within the Act is the Mortgage Reform and Anti-Predatory Lending Act, a broad piece of legislation intended to curtail abusive residential mortgage lending practices that contributed to the mortgage/housing crisis, (iii) requires the formation of the Bureau of Consumer Financial Protection as a new, independent bureau within the Federal Reserve, with very broad rulemaking and supervisory authority with respect to federal consumer financial laws, (iv) establishes the Financial Stability Oversight Council, to serve as an early warning system indentifying risks in firms and market activities, to enhance oversight of the financial system as a whole and to harmonize prudent standards across financial regulatory agencies, and (v) establishes several requirements related to executive compensation and corporate governance.

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

Employees

As of December 31, 2010, the Bank had a total of 69 full-time and 58 part-time employees.

Selected Statistical Information

Certain statistical information is included as part of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 48 through 63 of the Annual Report to Shareholders for the year ended December 31, 2010, attached to this Report as Exhibit 13 and incorporated herein by reference.

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

The Bank also leases the space occupied by the Shermans Dale Branch, located at the intersection of Pa. Route 850 and Pa. Route 34 in Carroll Township. The initial term of this lease expired February 28, 2003. However, the Bank has exercised its annual options to renew the lease for an additional one-year term, which options ultimately extend through June 30, 2011. The Bank is currently negotiating new lease terms for this office.

Each of the Bank’s eleven banking offices is a full service office, ten of which provide drive-through teller and automated teller machine services.

ITEM 3.	Legal Proceedings.

Neither the Corporation nor the Bank is a party to any material pending legal proceeding other than routine legal proceedings incidental to its business.

ITEM 4.	Removed and Reserved.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Highest and Lowest Per Share

Prices for Common Stock

in Actual Transactions

Known to Corporation

	2010		2009
	High	Low	High	Low
First Quarter	$29.00	$20.00	$31.00	$29.50
Second Quarter	32.00	22.00	30.00	28.00
Third Quarter	29.24	25.00	30.00	20.00
Fourth Quarter	28.00	25.56	29.00	20.00

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 1,403,761 shares were outstanding at February 25, 2011. The Corporation has 764 shareholders of record as of February 25, 2011.

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

		Cash Dividends Declared Per Share
2010	First Quarter	$0.160
	Second Quarter	0.170
	Third Quarter	0.170
	Fourth Quarter	0.175

		$0.675

2009	First Quarter	$0.140
	Second Quarter	0.140
	Third Quarter	0.150
	Fourth Quarter	0.150

		$0.580

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this Report and Note 11 to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2010 for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

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

The table below sets forth the information with respect to purchases of common stock made by or on behalf of the Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K during the quarter ended December 31, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
October 1 through October 31	0	$0.00	0	96,349
November 1 through November 30	0	$0.00	0	96,349
December 1 through December 31	0	$0.00	0	96,349

ITEM 6.	Selected Financial Data.

The selected five year financial data, included on page 63 of the Annual Report to Shareholders for the year ended December 31, 2010, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 48 through 63 of the Annual Report to Shareholders for the year ended December 31, 2010, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

(Not required of a smaller reporting Company)

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements included on pages 11 through 47 of the Annual Report to Shareholders for the year ended December 31, 2010 attached to this Report as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation’s management, with the participation of its President & CEO (Principal Executive Officer) and CFO (Principal Financial Officer), conducted an evaluation, as of December 31, 2010 of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Based on this evaluation, the Corporation’s President and CFO concluded that, as of the end of the period covered by this annual report, the Corporation’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Corporation during the period when the Corporation’s periodic reports are being prepared.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

Report of Management’s Assessment of Internal Control over Financial Reporting

The information required to be disclosed by this item, including the Report of Management’s Assessment of Internal Control over Financial Reporting is included on page 8 of the Annual Report to Shareholders for the year ended December 31, 2010, which is attached to this report as Exhibit 13, and incorporated herein by reference.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act which exempt smaller reporting companies from this requirement, thus permitting the Corporation to provide only management’s report in this annual report.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 concerning the Corporation’s directors and executive officers is incorporated herein by reference from the sections captioned “Election of Directors,” “Biographical Summaries of Nominees and Directors,” “Nominating Process,” “Information about Executive Officers” and “Board Committees and Meeting Attendance – Audit Committee” in the Corporation’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A. The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

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

The information required by Item 11 is incorporated by reference from the sections captioned “Compensation of Directors,” “Executive Compensation Tables,” and “Potential Payments upon Termination,” in the Corporation’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the sections captioned “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in the Corporation’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the sections captioned “Transactions with Management” and “Director Independence” in the Corporation’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section captioned “Independent Certified Public Accountants” in the Corporation’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Corporation’s independent auditors is incorporated by reference from the section captioned “Board Committees and Meeting Attendance – Audit Committee” in the Corporation’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	List of financial statements:

The following consolidated financial statements of the Corporation and its subsidiaries, included in the registrant’s annual report to shareholders for the year ended December 31, 2010, are incorporated by reference in Item 8:

Consolidated Balance Sheets: December 31, 2010 and 2009.
Consolidated Statements of Income: Years ended December 31, 2010 and 2009.
Consolidated Statements of Shareholders’ Equity: Years ended December 31, 2010 and 2009.
Consolidated Statements of Cash Flows: Years ended December 31, 2010 and 2009.
Notes to Consolidated Financial Statements.

(2)	List of financial statement schedules:

All financial statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)	Exhibits

The exhibits listed on the index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)	Exhibits:

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office. (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office. (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office. (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	The First National Bank of Mifflintown Amended and Restated Group Term Replacement Plan.

10.5	Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Jody Graybill, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009.)

10.6	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

10.7	Second Amended and Restated Salary Continuation Agreement between the Bank and Richard Leitzel, dated December 31, 2008. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009.)

10.8	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Richard Leitzel, dated October 29, 2010. (Incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 4, 2010.)

10.9	Director Deferred Fee Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated April 9, 2002. (Incorporated by reference to Exhibit 6(c)(11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

The form of this Director Deferred Fee Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Director Deferred Fee Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	April 9, 2002
Samuel Kint	April 9, 2002

10.10	Amended and Restated Director Deferred Fee Agreement between The First National Bank of Mifflintown and Roger Shallenberger, dated October 3, 2008.

10.11	Director Deferred Fee Agreement between The First National Bank of Mifflintown and Jody D. Graybill, dated December 31, 2010 (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 2011.)

10.12	Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated October 3, 2008.

The form of this Amended and Restated Director Revenue Neutral Retirement Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	October 3, 2008
Samuel Kint	October 3, 2008
Charles C. Saner	October 3, 2008
Roger Shallenberger	October 3, 2008
Lowell M. Shearer	October 3, 2008

10.13	First Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 14, 2010.

The form of this First Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the First Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	December 14, 2010
Samuel Kint	December 14, 2010
Charles C. Saner	December 14, 2010
Roger Shallenberger	December 14, 2010
Lowell M. Shearer	December 14, 2010

10.14	Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement
David McMillen	October 29, 2010
David Swartz	October 29, 2010

10.15	Split Dollar Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated May 14, 2002.

The form of this Split Dollar Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Split Dollar Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	May 14, 2002
Samuel Kint	May 14, 2002
Charles C. Saner	March 24, 1998
Roger Shallenberger	September 30, 1997
Lowell M. Shearer	March 31, 1998

10.16	First Amendment to the Split Dollar Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 14, 2010.

The form of this First Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the First Amendment to the Split Dollar Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	December 14, 2010
Samuel Kint	December 14, 2010
Charles C. Saner	December 14, 2010
Roger Shallenberger	December 14, 2010
Lowell M. Shearer	December 14, 2010

10.17	Split Dollar Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement
David McMillen	October 29, 2010
David Swartz	October 29, 2010

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President & CEO and Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and CEO and Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial statement schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION

Date: March 8, 2011	By:	/s/ Jody D. Graybill
Jody D. Graybill, President & CEO
(Principal Executive Officer)

Date: March 8, 2011	By:	/s/ Richard R. Leitzel
Richard R. Leitzel, Vice President
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Jody D. Graybill Jody D. Graybill	President and CEO and Director	March 8, 2011

/s/ Richard R. Leitzel Richard R. Leitzel	Vice President Principal Financial and Accounting Officer	March 8, 2011

/s/ Nancy S. Bratton Nancy S. Bratton	Director	March 8, 2011

/s/ John P. Henry John P. Henry	Director	March 8, 2011

/s/ Samuel G. Kint Samuel G. Kint	Director	March 8, 2011

/s/ David M. McMillen David M. McMillen	Director	March 8, 2011

/s/ Charles C. Saner Charles C. Saner	Director	March 8, 2011

/s/ Roger Shallenberger Roger Shallenberger	Director	March 8, 2011

/s/ Lowell M. Shearer Lowell M. Shearer	Director	March 8, 2011

/s/ David L. Swartz David L. Swartz	Director	March 8, 2011

/s/ Frank L. Wright Frank L. Wright	Director	March 8, 2011

EXHIBIT INDEX

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office. (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office. (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office. (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	The First National Bank of Mifflintown Amended and Restated Group Term Replacement Plan.

10.5	Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Jody Graybill, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009.)

10.6	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

10.7	Second Amended and Restated Salary Continuation Agreement between the Bank and Richard Leitzel, dated December 31, 2008. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009.)

10.8	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Richard Leitzel, dated October 29, 2010. (Incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 4, 2010.)

10.9	Director Deferred Fee Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated April 9, 2002. (Incorporated by reference to Exhibit 6(c)(11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

The form of this Director Deferred Fee Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Director Deferred Fee Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	April 9, 2002
Samuel Kint	April 9, 2002

10.10	Amended and Restated Director Deferred Fee Agreement between The First National Bank of Mifflintown and Roger Shallenberger, dated October 3, 2008.

10.11	Director Deferred Fee Agreement between The First National Bank of Mifflintown and Jody D. Graybill, dated December 31, 2010 (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 2011.)

10.12	Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated October 3, 2008.

The form of this Amended and Restated Director Revenue Neutral Retirement Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	October 3, 2008
Samuel Kint	October 3, 2008
Charles C. Saner	October 3, 2008
Roger Shallenberger	October 3, 2008
Lowell M. Shearer	October 3, 2008

10.13	First Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 14, 2010.

The form of this First Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the First Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	December 14, 2010
Samuel Kint	December 14, 2010
Charles C. Saner	December 14, 2010
Roger Shallenberger	December 14, 2010
Lowell M. Shearer	December 14, 2010

10.14	Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement
David McMillen	October 29, 2010
David Swartz	October 29, 2010

10.15	Split Dollar Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated May 14, 2002.

The form of this Split Dollar Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Split Dollar Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	May 14, 2002
Samuel Kint	May 14, 2002
Charles C. Saner	March 24, 1998
Roger Shallenberger	September 30, 1997
Lowell M. Shearer	March 31, 1998

10.16	First Amendment to the Split Dollar Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 14, 2010.

The form of this First Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the First Amendment to the Split Dollar Agreements between the Bank and the following directors:

Director	Date of Agreement
John P. Henry, III	December 14, 2010
Samuel Kint	December 14, 2010
Charles C. Saner	December 14, 2010
Roger Shallenberger	December 14, 2010
Lowell M. Shearer	December 14, 2010

10.17	Split Dollar Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement
David McMillen	October 29, 2010
David Swartz	October 29, 2010

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President & CEO and Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and CEO and Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.