Form 10-Q
period 2011-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2011-05-13
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)     ☐   Yes     ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2011
Common Stock, par value $5.00	1,404,774 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$6,103	$10,280
Interest bearing deposits with banks	1,629	264
Federal funds sold	2,031	10

Cash & cash equivalents	9,763	10,554
Time certificates of deposit	198	198
Securities available for sale	70,423	75,627
Securities held to maturity, fair value 2011 $ 31,373; 2010 $ 30,976	31,956	31,872
Loans	240,817	238,596
Less: Allowance for loan losses	(2,187)	(2,154)
Less: Deferred loan fees and costs, net	(234)	(211)

Net loans	238,396	236,231
Premises and equipment, net	5,748	5,802
Restricted investment in bank stocks	2,428	2,541
Investment in life insurance	7,194	7,109
Other assets	4,659	4,221

TOTAL ASSETS	$370,765	$374,155

LIABILITIES
Deposits:
Non-interest bearing	$31,951	$31,910
Interest bearing	283,692	285,939

Total deposits	315,643	317,849
Short-term borrowings	3,199	4,030
Long-term borrowings	15,000	16,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,863	2,839

TOTAL LIABILITIES	341,860	345,873

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2011 -1,408,425; 2010 – 1,407,412 Shares outstanding; 2011- 1,404,774; 2010 – 1,403,761	7,042	7,037
Capital in excess of par value	439	415
Retained earnings	20,297	19,560
Treasury stock, at cost 2011 – 3,651 shares; 2010– 3,651 shares	(110)	(110)
Accumulated other comprehensive income	1,237	1,380

TOTAL SHAREHOLDERS’ EQUITY	28,905	28,282

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$370,765	$374,155

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Interest & fees on loans	$3,633	$3,444
Interest on taxable securities	558	632
Interest on tax-exempt securities	338	319
Other interest & dividends	7	10

TOTAL INTEREST INCOME	4,536	4,405

INTEREST EXPENSE
Interest on deposits	1,319	1,619
Interest on short-term borrowings	10	16
Interest on long-term borrowings	204	274

TOTAL INTEREST EXPENSE	1,533	1,909

NET INTEREST INCOME	3,003	2,496
Provision for loan losses	24	20

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,979	2,476

NON-INTEREST INCOME
Service charges on deposits	177	195
Fiduciary activities	134	162
Earnings on investment in life insurance	97	56
ATM and debit card fees	161	145
Realized gains on sales of securities	4	182
Gain on sale of assets	6	—
Other income	69	55

TOTAL OTHER INCOME	648	795

NON-INTEREST EXPENSES
Employee compensation & benefits	1,246	1,144
Net occupancy & equipment	281	284
ATM expense	81	93
Professional fees	89	111
Regulatory fees	129	139
Director & advisory boards compensation	71	108
Supplies & postage	98	76
Other non-interest expense	390	317

TOTAL NON-INTEREST EXPENSES	2,385	2,272

Income before income taxes	1,242	999
Applicable income taxes	252	207

NET INCOME	$990	$792

Basic Earnings Per Share	$0.71	$0.57

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance - January 1, 2010	$7,022	$350	$16,820	$(110)	$1,276	$25,358

Comprehensive income:
Net income			792			792
Change in net unrealized losses on securities available for sale, net of deferred income taxes					(152)	(152)

Total comprehensive income						640

Issuance of stock in connection with dividend reinvestment plan 713 shares	3	15				18

Cash dividends, $0.16 per share			(224)			(224)

Balance, March 31, 2010	$7,025	$365	$17,388	$(110)	$1,124	$25,792

Balance - January 1, 2011	$7,037	$415	$19,560	$(110)	$1,380	$28,282

Comprehensive income:
Net income			990			990
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					(143)	(143)

Total comprehensive income						847

Issuance of stock in connection with dividend reinvestment plan 1,013 shares	5	24				29

Cash dividends, $0.18 per share			(253)			(253)

Balance, March 31, 2011	$7,042	$439	$20,297	$(110)	$1,237	$28,905

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$990	$792
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24	20
Depreciation and amortization	110	126
Net amortization of securities premium	90	124
Net realized gains on sales of securities	(4)	(182)
Net gain on disposition of other assets	(6)	—
Earnings on life insurance	(98)	(56)
Increase in other assets	(345)	(3,457)
Increase (decrease) in other liabilities	24	293

Net cash provided by (used in) operating activities	785	(2,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	670	696
Purchases	(650)	—
Securities available for sale:
Maturities, calls and principal repayments	6,776	10,624
Purchases	(2,163)	(7,048)
Proceeds from sales	184	3,614
Net increase in loans receivable	(2,189)	(3,563)
Net decrease in Federal Home Loan Bank stock	113	—
Purchases of premises and equipment	(56)	(61)
Net maturities of interest bearing time deposits	—	99

Net cash provided by investing activities	2,685	4,361

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	41	554
Net increase (decrease) in time deposits	(2,247)	4,481
Net decrease in short-term borrowings	(831)	(737)
Repayment of long-term borrowings	(1,000)	(3,000)
Proceeds from issuance of common stock	29	18
Acquisition of treasury stock	—	—
Dividends paid	(253)	(224)

Net cash provided by (used by) financing activities	(4,261)	1,092

Net increase (decrease) in cash and cash equivalents	(791)	3,113
Cash and cash equivalents:
Beginning of year	10,554	8,633

End of period	$9,763	$11,746

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$1,544	$1,952

Cash payments for income taxes	$15	$10

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$24

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2011

Note A - Basis of Presentation

The consolidated financial statements include the accounts of First Community Financial Corporation (the “Corporation”) and its wholly-owned subsidiaries, The First National Bank of Mifflintown (the “Bank”) and First Community Financial Capital Trust I (the “Trust”). All material inter-company transactions have been eliminated. The Corporation was organized on November 13, 1984 and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through May 13, 2011, the date these financial statements were issued.

Note B - Accounting Policies

The accounting policies of the Corporation as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Corporation’s Form 10-K.

Note C - Comprehensive Income

The only other comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Unrealized holding gains (losses) arising during the period	$(213)	$(49)
Reclassification of gains realized in net income	(4)	(182)

	(217)	(231)
Deferred income tax effect	74	79

Change in accumulated other comprehensive income	$(143)	$(152)

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 1,403,885 and 1,400,745 as of March 31, 2011 and 2010, respectively.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $175,000 of standby letters of credit outstanding as of March 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

Note F - Securities

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

In instances when a determination is made that an other-than-temporary impairment exists, but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB Topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Amortized cost and fair value at March 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
March 31, 2011:
U.S. agency securities	$7,104	$156	$—	$7,260
Mortgage-backed securities	60,256	1,455	(86)	61,625
Corporate securities	493	—	(2)	491
Equity securities	661	386	—	1,047

	$68,514	$1,997	$(88)	$70,423

December 31, 2010:
U.S. agency securities	$9,738	$180	$—	$9,918
Mortgage-backed securities	63,102	1,599	(41)	64,660
Equity securities	661	388	—	1,049

	$73,501	$2,167	$(41)	$75,627

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES HELD TO MATURITY:
March 31, 2011:
State and municipal securities	$31,956	$504	$(1,087)	$31,373

	$31,956	$504	$(1,087)	$31,373

December 31, 2010:
State and municipal securities	$31,872	$363	$(1,259)	$30,976

	$31,872	$363	$(1,259)	$30,976

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Corporate securities	$491	$2	$—	$—	$491	$2
Mortgage-backed securities	12,032	86	—	—	12,032	86

	12,523	88	—	—	12,523	88

SECURITIES HELD TO MATURITY:
State and municipal securities	12,189	371	2,328	716	14,517	1,087

Total	$24,712	$459	$2,328	$716	$27,040	$1,175

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities	$8,744	$41	$—	$—	$8,744	$41

	8,744	41	—	—	8,744	41

SECURITIES HELD TO MATURITY:
State and municipal securities	15,135	530	2,280	729	17,415	1,259

Total	$23,879	$571	$2,280	$729	$26,159	$1,300

At March 31, 2011, eleven mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.7%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At March 31, 2011, fifty-three state and municipal securities have unrealized losses with aggregate depreciation of 6.5% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

Gross realized gains and losses for the three months ending March 31, 2011 and March 31, 2010 were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
March 31, 2011:
Mortgage-backed securities	$4	$—	$4

	$4	$—	$4

March 31, 2010:
Mortgage-backed securities	$182	$—	$182

	$182	$—	$182

Amortized cost and fair value at March 31, 2011 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

1 year or less	$503	$511	$883	$882
Over 1 year through 5 years	6,601	6,749	6,327	6,311
Over 5 years through 10 years	493	491	13,252	13,323
Over 10 years	—	—	11,494	10,857
Mortgage-backed securities	60,256	61,625	—	—
Equity securities	661	1,047	—	—

	$68,514	$70,423	$31,956	$31,373

Note G - Loans

Allowance for loan losses at March 31, 2011 and loans receivable at March 31, 2011 and December 31, 2010 are as follows:

Allowance for Loan Losses:

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
	(in Thousands)
December 31, 2010 Total Allowance for loan losses	$730	$630	$—	$92	$702	$2,154

Provision	(274)	(31)	337	(2)	(6)	24
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	9	9

March 31, 2011 Total Allowance for loan losses	$456	$599	$337	$90	$705	$2,187

Ending balance for loans individually evaluated for impairment	$11	$166	$—	$—	$—	$177

Ending balance for loans collectively evaluated for impairment	$445	$433	$337	$90	$705	$2,010

Loans Receivable:

March 31, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(In Thousands)

Individually evaluated for impairment	$18	$1,307	$—	$—	$—	$1,325

Collectively evaluated for impairment	42,027	43,346	34,588	6,311	113,220	239,492

Total loans	$42,045	$44,653	$34,588	$6,311	$113,220	$240,817

December 31, 2010	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(In Thousands)

Individually evaluated for impairment	$111	$186	$—	$—	$—	$297

Collectively evaluated for impairment	74,166	43,680	$—	6,655	113,798	238,299

Total loans	$74,277	$43,866	$—	$6,655	$113,798	$238,596

Analysis of credit quality indicators is as follows:

March 31, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Pass	$41,578	$41,247	$31,771	$6300	$111,318	$232,214
Special Mention	245	1,386	2,416	0	200	4,247
Substandard	242	2,020	401	11	1,682	4,356
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$42,065	$44,653	$34,588	$6,311	$113,200	$240,817

December 31, 2010	Commercial	Commercial Real Estate	Consumer	Residential	Total
	(In Thousands)
Pass	$71,419	$40,292	$6,644	$113,139	$231,494
Special Mention	2,104	1,169	—	—	3,273
Substandard	754	2,405	11	659	3,829
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total loans	$74,277	$43,866	$6,655	$113,798	$238,596

The following is a summary of impaired loans:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—

With an allowance recorded
Commercial	18	18	11	18	—
Commercial real estate	1,307	1,307	166	1,310	15

Total
Commercial	18	18	11	18	—
Commercial real estate	1,307	1,307	166	1,310	15

Total	$1,325	$1,325	$177	$1,328	$15

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no specific allowance needed
Commercial	$93	$93	$—	$109	$8
Commercial real estate	105	105	—	110	6

With an allowance recorded
Commercial	18	18	11	19	1
Commercial real estate	81	81	4	81	6

Total
Commercial	111	111	11	128	9
Commercial real estate	186	186	4	191	12

Total	$297	$297	$15	$319	$21

Age analysis of past-due loans is as follows:

March, 31, 2011	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
Commercial	$8	$—	$—	$8	$42,057	$42,065	$—	$—	$7
Commercial Real Estate	410	—	—	410	44,243	44,653	—	—	75
Agricultural	368	—	—	368	34,220	34,588	—	—	—
Residential	50	69	294	413	112,787	113,200	—	—	877
Consumer	51	—	6	57	6,254	6,311	—	—	17

Total	$887	$69	$300	$1,256	$239,561	$240,817	$—	$—	$976

December, 31, 2010	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
Commercial	$136	$—	$—	$136	$74,141	$74,277	$—	$—	$111
Commercial Real Estate	—	—	—	—	43,866	43,866	—	—	239
Residential	539	109	208	856	112,942	113,798	—	—	649
Consumer	99	29	17	145	6,510	6,655	—	—	17

Total	$774	$138	$225	$1,137	$237,459	$238,596	$—	$—	$1,016

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased. The Topic also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows (in thousands):

Description	March 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U. S. agency securities	$7,260	$—	7,260	$—

Mortgage-backed securities	61,625	—	61,625	—
Corporate securities	491	—	491	—
Equity securities	1,047	466	—	581

Securities available for sale	$70,423	$466	$69,376	$581

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U. S. agency securities	$9,918	$—	9,918	$—

Mortgage-backed securities	64,660	—	64,660	—
Equity securities	1,049	460	—	589

Securities available for sale	$75,627	$460	$74,578	$589

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending March 31, 2011 and December 31, 2010 (in thousands).

	2011	2010

Fair Value, beginning of period	$589	$508
Total losses included in other comprehensive income	(8)	81
Purchases	—	—

Fair Value, end of period	$581	$589

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

Assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010 are summarized below (in thousands):

Description	March 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans, net	$1,148	$—	$—	$1,148
Foreclosed real estate	109	—	—	109

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans, net	$84	$—	$—	$84
Foreclosed real estate	133	—	—	133

Total impaired loans had a carrying amount of $1,148,000 and $99,000, net of the valuation allowances of $177,000 and $15,000 as of March 31, 2011 and December 31, 2010, respectively. This resulted in additional provision for loan losses of $0 for the period ending March 31, 2011 and December 31, 2010.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2011 and December 31, 2010.

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

Off-balance sheet financial instruments:

Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Corporation’s financial instruments were as follows at March 31, 2011 and December 31, 2010.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$9,763	$9,763	$10,554	$10,554
Time certificates of deposit	198	198	198	198
Investment securities:
Available for sale	70,423	70,423	75,627	75,627
Held to maturity	31,956	31,373	31,872	30,976
Loans, net	238,396	239,412	236,231	237,323
Accrued interest receivable	1,278	1,278	1,337	1,337
Restricted investment in bank stocks	2,428	2,428	2,541	2,541

Total financial assets	$354,442	$354,875	$358,360	$358,556

Financial liabilities:
Deposits	$315,643	$323,477	$317,849	$322,934
Short-term borrowings	3,199	3,199	4,030	4,030
Long-term debt	15,000	16,390	16,000	17,561
Junior subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	318	318	329	329

Total financial liabilities	$339,315	$348,539	$343,363	$350,009

Off-balance sheet financial instruments	$—	$—	$—	$—

Note H - New and Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.

All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2010). The Corporation believes that of its significant accounting estimates, the allowance for loan losses and valuation of its securities may involve a higher degree of judgement and complexity.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns; if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of March 31, 2011.

Financial Condition

Total assets of the Corporation decreased $3,390,000 or 0.9% during the first three months of 2011. Net loans increased $2,165,000 or 0.9%, cash and cash equivalents decreased $791,000 or 7.5%, and securities decreased $5,120,000 or 4.8% from December 31, 2010 to March 31, 2011. The decrease in securities is due to maturities as well as principal payments on mortgage-backed securities.

Total deposits decreased by $2,206,000 or 0.7% since year-end 2010. Short-term borrowings decreased by $831,000 or 20.6% and long-term borrowings decreased by $1,000,000 or 6.3% during the same time period due to the payoff of a FHLB advance.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

	Non-Performing Assets (Dollars in Thousands)
	3/31/2011	12/31/2010

Non-accrual loans	$976	$1,016
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	976	1,016

Foreclosed real estate	109	133

Total Non-Performing Assets	$1,085	$1,149

Ratios:
Non-performing loans to total loans	0.41%	0.43%
Non-performing assets to total loans and foreclosed real estate	0.45%	0.49%
Non-performing loans to allowance for loan losses	44.63%	47.17%

Total non-performing assets at March 31, 2011 decreased $64,000 since December 31, 2010 as a result of the decrease in loans in non-accrual status and the decrease in foreclosed real estate.

Results of Operations

Net income for the three month period ending March 31, 2011 was $990,000 or $0.71 per share compared to $792,000 or $0.57 per share for the same period in 2010. Annualized return on average equity was 14.00% for the first three months of 2011 and 12.36% for the same period in 2010. Annualized return on average assets was 1.08% for the first three months of 2011 and 0.90% for the same period in 2010. The following table includes average balances for the quarters ending March 31, 2011 and March 31, 2010, rates and interest income and expense adjusted to an FTE basis, the interest rate spread, the net interest margin and the cost of funds:

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$72,106	$558	3.14%	$77,715	$632	3.30%
Tax-exempt	32,088	512	6.47%	29,473	483	6.65%

Total Securities	104,194	1,070	4.16%	107,188	1,115	4.22%

Other	4,442	7	0.64%	7,403	10	0.55%
Loans:
Taxable	226,674	3,526	6.31%	212,464	3,384	6.46%
Tax-exempt	10,446	162	6.29%	5,792	91	6.37%

Total Loans	237,120	3,688	6.31%	218,256	3,475	6.46%

Total Interest Earning Assets	345,756	4,765	5.59%	332,847	4,600	5.60%

Non-interest earnings assets	25,142			22,506

Total Assets	$370,898			$355,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$26,947	$11	0.17%	$24,112	$10	0.17%
Savings deposits	97,532	214	0.89%	70,622	212	1.22%
Time deposits	160,459	1,094	2.77%	173,101	1,397	3.27%

Total Interest Bearing Deposits	284,938	1,319	1.88%	267,835	1,619	2.45%
Short-term borrowings	3,533	10	1.15%	5,631	16	1.15%
Long-term debt	21,055	204	3.93%	27,827	274	3.99%

Total Interest Bearing Liabilities	309,526	1,533	2.01%	301,293	1,909	2.57%

Demand deposits, non-interest bearing	29,886			26,542
Other liabilities	2,815			1,536
Shareholders’ equity	28,671			25,982

Total Liabilities and Shareholders’ Equity	$370,898			$355,353

NET INTEREST INCOME		$3,232			$2,691

INTEREST RATE SPREAD			3.58%			3.04%

NET INTEREST MARGIN			3.79%			3.28%

COST OF FUNDS			1.80%			2.33%

Rate / Volume Analysis

2011 versus 2010

	Change Due to
	Rate	Volume	Total

Interest Earning Assets
Securities
Taxable	$(30)	$(44)	$(74)
Tax exempt	(13)	42	29
Other	-	(3)	(3)
Total loans	(80)	293	213

Total	(123)	288	165

Interest Bearing Liabilities
Demand deposits interest bearing	-	1	1
Savings deposits	(57)	59	2
Time deposits	(217)	(86)	(303)
Short – term borrowings	-	(6)	(6)
Long – term debt	(4)	(66)	(70)

Total	(278)	(98)	(376)

Net Interest Income	$155	$386	$541

Net interest income for the first three months of 2011 increased by $507,000 or 20.3% compared to the same period in 2010. For the first three months of 2011, the net interest margin on a fully tax equivalent (FTE) basis was 3.79% compared to 3.28% for the same period in 2010. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary drivers of the increase in the net interest margin were the decrease in the cost of funds of 0.53% from 2.33% in 2010 to 1.80% in 2011 partially offset by a decrease in the yield on earning assets of 0.01% from 5.60% in 2010 to 5.59% in 2011.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $24,000 for the first three months of 2011 compared to $20,000 for the same time period in 2010. As a percentage of loans, the allowance for loan losses was 0.91% at March 31, 2011, compared to 0.90% at year-end 2010 and 0.85% at March 31, 2010. Impaired loans were $1,325,000 at March 31, 2011 compared to $297,000 at December 31, 2010. The increase in impaired loans is the result of one loan to a manufacturer of construction material. At this time, no losses in excess of valuation allowance are anticipated. The Bank’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2011 decreased by $147,000 or 18.5% compared to the same period in 2010. Gains on sale of securities decreased $178,000, income from fiduciary activities decreased $28,000 and service charges on deposit accounts decreased $18,000. These decreases were offset by an increase in earnings on investment in life insurance of $41,000 and an increase in ATM card fees of $16,000 during the first three months of 2011 compared to the same period in 2010.

Total non-interest expense increased in the first three months of 2011 by $113,000 compared to the first three months of 2010. Employee compensation and benefits increased by $102,000 or 8.9% compared to the same period in 2010 as a result of merit increases and the addition of new personnel. Professional fees decreased by $22,000. Director and advisory board fees decreased $37,000. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. It is anticipated that, over time, these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $252,000 for the three month period ended March 31, 2011 compared to $207,000 for the same period in 2010. Income tax expense as a percentage of income before income taxes was 20.3% for the period compared to 20.7% for 2010. Tax exempt income comprised a larger portion of pre-tax income in 2011 than 2010, resulting in a lower effective tax rate in 2011. The reason the Corporation’s effective tax rate is below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $315,643,000 in deposits at March 31, 2011, which decreased $2,206,000 over total deposits of $317,849,000 at year-end 2010. Other sources of liquidity at March 31, 2011 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $3,660,000, (2) securities maturing in one year or less, which totaled $1,386,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $28,905,000 as of March 31, 2011, representing a $623,000 increase from December 31, 2010. The growth in capital was a result of net earnings retention of $737,000, a decrease in accumulated other comprehensive income of $143,000 and an increase in common stock and surplus of $29,000 as a result of the Corporation’s dividend reinvestment plan. The decrease in other comprehensive income is due to the decrease in value of the Corporation’s available for sale securities.

At March 31, 2011, the Bank had a Tier I leverage ratio of 8.66%, a Tier I capital to risk-based assets ratio of 15.96% and a total capital to risk-based assets ratio of 17.11%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A. Risk Factors

(Not required of a smaller reporting company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended March 31, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

January 1 through January 31	0	$0.00	0	96,349

February 1 through February 28	0	$0.00	0	96,349

March 1 through March 31	0	$0.00	0	96,349

Total for the period	0		0

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2011	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)