Form 10-Q
period 2011-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2011-08-12
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2011
Common Stock, par value $5.00	1,405,689 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$6,115	$10,280
Interest bearing deposits with banks	730	264
Federal funds sold	1,361	10

Cash & cash equivalents	8,206	10,554
Time certificates of deposit	198	198
Securities available for sale	73,690	75,627
Securities held to maturity, fair value 2011 $ 33,789; 2010 $ 30,976	33,642	31,872
Loans	242,997	238,596
Less: Allowance for loan losses	(2,251)	(2,154)
Less: Deferred loan fees and costs, net	(231)	(211)

Net loans	240,515	236,231
Premises and equipment, net	6,365	5,802
Restricted investment in bank stocks	2,321	2,541
Investment in life insurance	7,256	7,109
Other assets	4,465	4,221

TOTAL ASSETS	$376,658	$374,155

LIABILITIES
Deposits:
Non-interest bearing	$31,497	$31,910
Interest bearing	289,316	285,939

Total deposits	320,813	317,849
Short-term borrowings	2,800	4,030
Long-term borrowings	15,000	16,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,809	2,839

TOTAL LIABILITIES	346,577	345,873

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2011 -1,409,340; 2010 – 1,407,412 Shares outstanding; 2011- 1,405,689; 2010 – 1,403,761	7,047	7,037
Capital in excess of par value	462	415
Retained earnings	21,129	19,560
Treasury stock, at cost 2011 – 3,651 shares; 2010– 3,651 shares	(110)	(110)
Accumulated other comprehensive income	1,553	1,380

TOTAL SHAREHOLDERS’ EQUITY	30,081	28,282

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$376,658	$374,155

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest & fees on loans	$3,641	$3,574	$7,274	$7,018
Interest on taxable securities	556	648	1,114	1,280
Interest on tax-exempt securities	341	322	679	641
Other interest & dividends	9	11	16	21

TOTAL INTEREST INCOME	4,547	4,555	9,083	8,960

INTEREST EXPENSE
Interest on deposits	1,302	1,468	2,621	3,087
Interest on short term borrowings	9	11	19	27
Interest on long term borrowings	194	249	398	523

TOTAL INTEREST EXPENSE	1,505	1,728	3,038	3,637

NET INTEREST INCOME	3,042	2,827	6,045	5,323
Provision for loan losses	127	94	151	114

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,915	2,733	5,894	5,209

NON-INTEREST INCOME
Service charges on deposits	191	201	368	396
Fiduciary activities	180	108	314	270
Earnings on investment in life insurance	75	55	172	111
ATM card fees	177	164	338	309
Realized gains on sales of securities	8	—	12	182
Realized gains on sale of foreclosed real estate	—	—	6	—
Other income	211	83	280	138

TOTAL OTHER INCOME	842	611	1,490	1,406

NON-INTEREST EXPENSES
Employee compensation & benefits	1,222	1,083	2,468	2,227
Net occupancy & equipment	267	295	548	579
ATM expense	86	98	167	191
Professional fees	175	119	264	230
Director & advisory boards compensation	85	86	156	194
Supplies & postage	73	82	171	158
FDIC and OCC assessments	77	137	206	276
Other non-interest expenses	361	377	751	694

TOTAL NON-INTEREST EXPENSES	2,346	2,277	4,731	4,549

Income before income taxes	1,411	1,067	2,653	2,066
Income tax expense	319	227	571	434

NET INCOME	$1,092	$840	$2,082	$1,632

Basic earnings per share	$0.78	$0.60	$1.48	$1.16

Dividends per share	$0.185	$0.170	$0.365	$0.330

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance - January 1, 2010	$7,022	$350	$16,820	$(110)	$1,276	$25,358

Comprehensive income:
Net income			1,632			1,632
Change in net unrealized losses on securities available for sale, net of deferred income taxes					172	172

Total comprehensive income						1,804

Issuance of stock in connection with Dividend reinvestment plan - 1,477 shares	7	32				39

Cash dividends, $0.33 per share			(463)			(463)

Balance, June 30, 2010	$7,029	$382	$17,989	$(110)	$1,448	$26,738

Balance - January 1, 2011	$7,037	$415	$19,560	$(110)	$1,380	$28,282

Comprehensive income:
Net income			2,082			2,082
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					173	173

Total comprehensive income						2,255

Issuance of stock in connection with dividend reinvestment plan - 1,928 shares	10	47				57

Cash dividends, $0.365 per share			(513)			(513)

Balance, June 30, 2011	$7,047	$462	$21,129	$(110)	$1,553	$30,081

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,082	$1,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	151	114
Depreciation and amortization	217	251
Net accretion of securities premium	139	166
Net gain on disposition of other assets	(6)	—
Net realized gain on sales of securities	(12)	(182)
Earnings on life insurance	(172)	(111)
Increase in other assets	(302)	(188)
Increase (decrease) in other liabilities	(30)	453

Net cash provided by operating activities	2,067	2,135

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	940	1,916
Purchases	(2,500)	(721)
Securities available for sale:
Maturities, calls and principal repayments	11,703	17,202
Purchases	(10,054)	(18,786)
Proceeds from sales	213	3,614
Net increase in loans receivable	(4,435)	(7,045)
Net decrease in restricted investment in bank stocks	220	—
Purchases of premises and equipment	(780)	(65)
Net maturities of interest bearing time deposits	—	99

Net cash used in investing activities	(4,693)	(3,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in non-interest bearing demand and savings deposits	(413)	(290)
Net increase in time deposits	3,377	10,227
Net decrease in short-term borrowings	(1,230)	(527)
Proceeds from long-term borrowings	—	—
Repayment of long-term borrowings	(1,000)	(4,000)
Proceeds from issuance of common stock	57	39
Dividends paid	(513)	(463)

Net cash provided by financing activities	278	4,986

Net increase (decrease) in cash and cash equivalents	(2,348)	3,335
Cash and cash equivalents:
Beginning of year	10,554	8,633

End of period	$8,206	$11,968

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$3,067	$3,724

Cash payments for income taxes	$580	$324

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$24

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 11, 2011, the date these financial statements were issued.

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

Note C – Comprehensive Income

The only other comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)

Unrealized holding gains arising during the period	$487	$491	$274	$442
Reclassification of gains realized in net income	(8)	—	(12)	(182)

	479	491	262	260
Income tax effect	(163)	(167)	(89)	(88)

Change in accumulated other comprehensive income	$316	$324	$173	$172

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,404,367 for the six months ended June 30, 2011 and 1,404,844 for the three months ended June 30, 2011. The weighted average number of shares outstanding was 1,401,104 for the six months ended June 30, 2010 and 1,401,460 for the three months ended June 30, 2010.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $185,000 of standby letters of credit outstanding as of June 30, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.

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

Amortized cost and fair value at June 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
June 30, 2011:
U.S. agency securities	$7,216	$227	$—	$7,443
Mortgage-backed securities	61,458	1,809	(15)	63,252
Corporate securities	1,988	3	(16)	1,975
Equity securities	640	380	—	1,020

	$71,302	$2,419	$(31)	$73,690

December 31, 2010:
U.S. agency securities	$9,738	$180	$—	$9,918
Mortgage-backed securities	63,102	1,599	(41)	64,660
Equity securities	661	388	—	1,049

	$73,501	$2,167	$(41)	$75,627

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES HELD TO MATURITY:
June 30, 2011:
State and municipal securities	$33,642	$901	$(754)	$33,789

	$33,642	$901	$(754)	$33,789

December 31, 2010:
State and municipal securities	$31,872	$363	$(1,259)	$30,976

	$31,872	$363	$(1,259)	$30,976

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011			(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Corporate securities	$1,479	$16	$—	$—	$1,479	$16
Mortgage-backed securities	6,545	15	—	—	6,545	15

	8,024	31	—	—	8,024	31

SECURITIES HELD TO MATURITY:
State and municipal securities	8,594	139	2,462	615	11,056	754

Total	$16,618	$170	$2,462	$615	$19,080	$785

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010			(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities	$8,744	$41	$—	$—	$8,744	$41

	8,744	41	—	—	8,744	41

SECURITIES HELD TO MATURITY:
State and municipal securities	15,135	530	2,280	729	17,415	1,259

Total	$23,879	$571	$2,280	$729	$26,159	$1,300

At June 30, 2011, seven mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.2%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At June 30, 2011, thirty-four state and municipal securities have unrealized losses with aggregate depreciation of 6.8% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

Gross realized gains and losses for the six months ending June 30, 2011 and June 30, 2010 were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
June 30, 2011:
Equity securities	$8	$—	$8
Mortgage-backed securities	4	—	4

	$12	$—	$12

June 30, 2010:
Mortgage-backed securities	$182	$—	$182

	$182	$—	$182

Amortized cost and fair value at June 30, 2011 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
1 year or less	$2,001	$2,010	$431	$431
Over 1 year through 5 years	5,715	5,933	6,839	6,910
Over 5 years through 10 years	1,488	1,475	14,822	15,208
Over 10 years	—	—	11,550	11,240
Mortgage-backed securities	61,458	63,252	—	—
Equity securities	640	1,020	—	—

	$71,302	$73,690	$33,642	$33,789

Note G – Loans

Allowance for loan losses at June 30, 2011 and loans receivable at June 30, 2011 and December 31, 2010 are as follows:

Allowance for Loan Losses:

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
	(in Thousands)
December 31, 2010 Total Allowance for loan losses	$730	$630	$—	$92	$702	$2,154

Provision	(224)	(29)	389	(5)	20	151
Charge-offs	(18)	—	(28)	—	(20)	(66)
Recoveries	—	—	—	—	12	12

June 30, 2011 Total Allowance for loan losses	$488	$601	$361	$87	$714	$2,251

Ending balance for loans individually evaluated for impairment	$—	$165	$—	$—	$—	$165

Ending balance for loans collectively evaluated for impairment	$488	$436	$361	$87	$714	$2,086

Loans Receivable:

June 30, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)

Individually evaluated for impairment	$—	$1,300	$669	$—	$—	$1,969

Collectively evaluated for impairment	43,679	41,466	35,339	6,058	114,486	241,028

Total loans	$43,679	$42,766	$36,008	$6,058	$114,486	$242,997

December 31, 2010	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Individually evaluated for impairment	$111	$186	$—	$—	$—	$297

Collectively evaluated for impairment	74,166	43,680	$—	6,655	113,798	238,299

Total loans	$74,277	$43,866	$—	$6,655	$113,798	$238,596

Analysis of credit quality indicators is as follows:

June 30, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Pass	$43,092	$39,181	$33,056	$6052	$113,028	$234,409
Special Mention	37	1,475	2,550	—	—	4,062
Substandard	550	2,110	402	6	1,458	4,526
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$43,679	$42,766	$36,008	$6,058	$114,486	$242,997

		Commercial
December 31, 2010	Commercial	Real Estate	Consumer	Residential	Total
	(in Thousands)
Pass	$71,419	$40,292	$6,644	$113,139	$231,494
Special Mention	2,104	1,169	—	—	3,273
Substandard	754	2,405	11	659	3,829
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total loans	$74,277	$43,866	$6,655	$113,798	$238,596

The following is a summary of impaired loans:

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Agricultural	669	669	—	695	54

With an allowance recorded
Commercial	—	—	—	—	—
Commercial real estate	1,300	1,300	165	1,305	31

Total
Commercial	—	—	—	—	—
Commercial real estate	1,300	1,300	165	1,305	31
Agricultural	669	669	—	695	54

Total	$1,969	$1,969	$165	$2,000	$85

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific allowance needed
Commercial	$93	$93	$—	$109	$8
Commercial real estate	105	105	—	110	6

With an allowance recorded
Commercial	18	18	11	19	1
Commercial real estate	81	81	4	81	6

Total
Commercial	111	111	11	128	9
Commercial real estate	186	186	4	191	12

Total	$297	$297	$15	$319	$21

	3 Months Ended		6 Months Ended
	June 30, 2011	June 30, 2010	June 30, 2010
	(In Thousands)
Average recorded investment	$2,692	$322	$327
Interest income recognized	$70	$4	$9

Age analysis of past-due loans is as follows:

June, 30, 2011
	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)

Commercial	$—	$2	$—	$2	$43,677	$43,679	$—	$—	$14
Commercial Real Estate	—	35	—	35	42,731	42,766	—	—	71
Agricultural	—	299	370	669	35,339	36,008	—	—	669
Residential	477	—	337	814	113,672	114,486	—	—	914
Consumer	90	—	—	90	5,968	6,058	—	—	7

Total	$567	$336	$707	$1,610	$241,387	$242,997	$—	$—	$1,675

December, 31, 2010
	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)

Commercial	$136	$—	$—	$136	$74,141	$74,277	$—	$—	$111
Commercial Real Estate	—	—	—	—	43,866	43,866	—	—	239
Residential	539	109	208	856	112,942	113,798	—	—	649
Consumer	99	29	17	145	6,510	6,655	—	—	17

Total	$774	$138	$225	$1,137	$237,459	$238,596	$—	$—	$1,016

Note H: Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows (in thousands):

Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U. S. agency securities	$7,443	$—	7,443	$—

Mortgage-backed securities	63,252	—	63,252	—
Corporate securities	1,975	—	1,975	—
Equity securities	1,020	443	—	577

Securities available for sale	$73,690	$443	$72,670	$577

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U. S. agency securities	$9,918	$—	9,918	$—

Mortgage-backed securities	64,660	—	64,660	—
Equity securities	1,049	460	—	589

Securities available for sale	$75,627	$460	$74,578	$589

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending June 30, 2011 and December 31, 2010 (in thousands).

	2011	2010

Fair Value, beginning of period	$589	$508
Total losses included in other comprehensive income	(12)	81
Purchases	—	—

Fair Value, end of period	$577	$589

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

Assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010 are summarized below: (in thousands)

Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans, net	$1,804	$—	$—	$1,804
Foreclosed real estate	109	—	—	109

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans, net	$84	$—	$—	$84
Foreclosed real estate	133	—	—	133

Total impaired loans had a carrying amount of $1,969,000 and $99,000, net of the valuation allowances of $165,000 and $15,000 as of June 30, 2011 and December 31, 2010, respectively. This resulted in additional provision for loan losses of $0 for the period ending June 30, 2011 and December 31, 2010.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2011 and December 31, 2010.

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

The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2011 and December 31, 2010.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$8,206	$8,206	$10,554	$10,554
Time certificates of deposit	198	198	198	198
Investment securities:
Available for sale	73,690	73,690	75,627	75,627
Held to maturity	33,642	33,789	31,872	30,976
Loans, net	240,515	242,319	236,231	237,323
Accrued interest receivable	1,329	1,329	1,337	1,337
Restricted investment in bank stocks	2,321	2,321	2,541	2,541

Total financial assets	$359,901	$361,852	$358,360	$358,556

Financial liabilities:
Deposits	$320,813	$325,492	$317,849	$322,934
Short-term borrowings	2,800	2,800	4,030	4,030
Long-term debt	15,000	16,549	16,000	17,561
Junior subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	300	300	329	329

Total financial liabilities	$344,068	$350,296	$343,363	$350,009

Off-balance sheet financial instruments	$—	$—	$—	$—

Note I – New and Recently Adopted Accounting Pronouncements

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

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns; if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of June 30, 2011.

Financial Condition

Total assets of the Corporation increased $2,503,000 or 0.7% during the first six months of 2011. Net loans increased $4,284,000 or 1.8%, securities decreased by $167,000 or 0.2% and cash and cash equivalents decreased $2,348,000 or 22.2% from December 31, 2010 to June 30, 2011.

Total deposits increased by $2,964,000 or 0.9% from December 31, 2010. Short-term borrowings decreased $1,230,000 or 30.5% and Long-term debt decreased $1,000,000 or 6.3% during the same time period. The growth in deposits can be attributed to the Corporation’s continuing business development endeavors as well as depositor’s search for a safe and stable return in light of the instability in the financial markets over the past year.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

	Non-Performing Assets (Dollars in Thousands)
	6/30/2011	12/31/2010

Non-accrual loans	$1,675	$1,016
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	1,675	1,016

Foreclosed real estate	109	133

Total Non-Performing Assets	$1,784	$1,149

Ratios:
Non-performing loans to total loans	0.69%	0.43%
Non-performing assets to total loans and foreclosed real estate	0.73%	0.49%
Non-performing loans to allowance for loan losses	74.41%	47.17%

Total non-performing assets at June 30, 2011 increased $635,000 since December 31, 2010 as a result of an increase in loans in non-accrual status and the decrease in foreclosed real estate.

Results of Operations

Net income for the six months ending June 30, 2011 was $2,082,000 or $1.48 per share compared to $1,632,000 or $1.16 per share for the same period in 2010. Annualized return on average equity was 14.45% for the first six months of 2011 and 12.62% for the same period in 2010. Annualized return on average assets was 1.12% for the first six months of 2011 and 0.92% for the same period in 2010.

Net income for the quarter ending June 30, 2011 was $1,092,000 or $0.78 per share compared to $840,000 or $0.60 per share for the same period in 2010. Annualized return on average equity was 14.88% for the second quarter of 2011 and 12.87% for the same period in 2010. Annualized return on average assets was 1.16% for the second quarter of 2011 and 0.93% for the same period in 2010.

The following tables include average balances for the six months ended June 30, 2011 and June 30, 2010 and quarters ending June 30, 2011 and June 30, 2010, rates and interest income and expense adjusted to an FTE basis, the interest rate spread, the net interest margin and the cost of funds:

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

(Six Months ended June 30)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$71,418	$1,114	3.15%	$75,904	$1,280	3.40%
Tax-exempt	32,120	1,029	6.46%	29,053	971	6.74%

Total Securities	103,538	2,143	4.17%	104,957	2,251	4.32%

Other	5,835	16	0.55%	7,838	21	0.54%
Loans:
Taxable	227,268	7,044	6.25%	214,051	6,890	6.49%
Tax-exempt	11,153	348	6.29%	6,228	194	6.28%

Total Loans	238,421	7,392	6.25%	220,279	7,084	6.49%

Total Interest Earning Assets	347,794	9,551	5.54%	333,074	9,356	5.66%

Non-interest earnings assets	26,050			24,852

Total Assets	$373,844			$357,926

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$27,239	$22	0.16%	$25,019	$20	0.16%
Savings deposits	100,803	446	0.89%	76,845	439	1.15%
Time deposits	158,749	2,153	2.73%	170,060	2,628	3.12%

Total Interest Bearing Deposits	286,791	2,621	1.84%	271,924	3,087	2.29%
Short-term borrowings	3,290	19	1.16%	4,792	27	1.14%
Long-term debt	20,603	398	3.90%	25,254	523	4.18%

Total Interest Bearing Liabilities	310,684	3,038	1.97%	301,970	3,637	2.43%

Demand deposits, non-interest bearing	31,300			27,346
Other liabilities	2,803			2,531
Shareholders’ equity	29,057			26,079

Total Liabilities and Shareholders’ Equity	$373,844			$357,926

NET INTEREST INCOME		$6,513			$5,719

INTEREST RATE SPREAD			3.57%			3.24%

NET INTEREST MARGIN			3.78%			3.46%

COST OF FUNDS			1.76%			2.20%

Rate / Volume Analysis

Six Months Ended June 30

2011 versus 2010

	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(96)	$(70)	$(166)
Tax exempt	(41)	99	58
Other	(2)	(3)	(5)
Total loans	(256)	564	308

Total	(395)	590	195

Interest Bearing Liabilities
Demand deposits interest	—	2	2
Savings deposits	(99)	106	7
Time deposits	(321)	(154)	(475)
Short – term borrowings	1	(9)	(8)
Long – term debt	(35)	(90)	(125)

Total	(454)	(145)	(599)

Net Interest Income	$59	$735	$794

Net interest income for the first six months of 2011 increased by $722,000 or 13.6% compared to the same period in 2010. The reasons for the increase in net interest income were an increase in interest earning assets and an increase in net interest margin. For the first six months of 2011, the net interest margin on a fully tax equivalent (FTE) basis was 3.78% compared to 3.46% for the same period in 2010. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the increase in the net interest margin was the decrease in the cost of funds of 0.44% from 2.20% during the first six months of 2010 to 1.76% during the same period in 2011, which was offset by a decrease in the yield on earning assets of 0.12% from 5.66% in 2010 to 5.54% in 2011.

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

(Three Months ended June 30)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$70,935	$556	3.14%	$76,081	$648	3.42%
Tax-exempt	32,151	517	6.45%	28,639	488	6.83%

Total Securities	103,086	1,073	4.17%	104,720	1,136	4.35%

Other	7,212	9	0.50%	8,266	11	0.53%
Loans:
Taxable	227,855	3,518	6.19%	215,621	3,506	6.52%
Tax-exempt	11,852	186	6.29%	6,659	103	6.20%

Total Loans	239,707	3,704	6.20%	222,280	3,609	6.51%

Total Interest Earning Assets	350,005	4,786	5.48%	335,266	4,756	5.69%

Non-interest earnings assets	26,750			25,204

Total Assets	$376,755			$360,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$27,527	$11	0.16%	$25,916	$10	0.15%
Savings deposits	104,039	232	0.89%	82,999	227	1.10%
Time deposits	157,057	1,059	2.70%	167,052	1,231	2.96%

Total Interest Bearing Deposits	288,623	1,302	1.81%	275,967	1,468	2.13%
Short-term borrowings	3,049	9	1.18%	3,962	11	1.11%
Long-term debt	20,155	194	3.86%	23,682	249	4.22%

Total Interest Bearing Liabilities	311,827	1,505	1.94%	303,611	1,728	2.28%

Demand deposits, non-interest bearing	32,698			28,140
Other liabilities	2,791			2,543
Shareholders’ equity	29,439			26,176

Total Liabilities and Shareholders’ Equity	$376,755			$360,470

NET INTEREST INCOME		$3,281			$3,028

INTEREST RATE SPREAD			3.55%			3.41%

NET INTEREST MARGIN			3.76%			3.62%

COST OF FUNDS			1.72%			2.07%

Rate / Volume Analysis

Three Month ended June 30

2011 versus 2010

	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(51)	$(41)	$(92)
Tax exempt	(28)	57	29
Other	(1)	(1)	(2)
Total loans	(175)	270	95

Total	(255)	285	30

Interest Bearing Liabilities
Demand deposits interest	—	1	1
Savings deposits	(42)	47	5
Time deposits	(105)	(67)	(172)
Short – term borrowings	1	(3)	(2)
Long – term debt	(21)	(34)	(55)

Total	(167)	(56)	(223)

Net Interest Income	$(88)	$341	$253

Net interest income for the quarter ended June 30, 2011 increased by $215,000 compared to the same period in 2010. Net interest margin for the quarter ended June 30, 2011 was 3.76% compared to 3.62% during the same period in 2010. The decrease in the yield on earning assets from 5.69% for the three months ending June 30, 2010 to 5.48% for the same period in 2011 was more than offset by the decrease in the cost of funds from 2.07% during 2010 to 1.72% during 2011.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $151,000 for the first six months of 2011 compared to $114,000 for the same time period in 2010. As a percentage of loans, the allowance for loan losses was 0.93% at June 30, 2011, compared to 0.90% at year-end 2010 and 0.88% at June 30, 2010. Impaired loans were $1,969,000 at June 30, 2011 compared to $297,000 at December 31, 2010. The increase in impaired loans is the result of one loan to a manufacturer of construction material and one agricultural loan. At this time, no losses in excess of valuation allowance are anticipated. The Bank’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2011 increased by $84,000 or 6.0% compared to the same period in 2010. Earnings on investment in life insurance increased $61,000. Income from fiduciary activities increased by $44,000 due to several estate settlements, and increased activity led to ATM card fees increasing by $29,000. Other income increased by $142,000 primarily due to an increase in mortgage servicing fees. These increases were offset by a decrease in realized gains on sales of securities of $170,000, and a decrease in service charges on deposit accounts of $28,000 during the first six months of 2011 compared to the same period in 2010.

Non-interest income for the quarter ending June 30, 2011 was $842,000 compared to $611,000 in 2010. This increase is primarily related to the increase in income from fiduciary activities of $72,000 and the increase in other income of $128,000 because of an increase in mortgage servicing fees.

Total non-interest expense increased in the first six months of 2011 by $182,000 compared to the first six months of 2010. Employee compensation and benefits increased $241,000 in the first six months of 2011 compared to 2010. The increase in salaries and wages is the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. The FDIC/OCC expense decreased $70,000. The decrease in FDIC/OCC expense is because of the change in the assessment base in the second quarter of 2011. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2011, total non-interest expense increased $69,000 compared to the second quarter of 2010. The primary reasons for this increase were the increase in salaries and wages of $139,000 and an increase in professional fees of $56,000. These increases were offset by decreases in FDIC/OCC expense of $60,000 and a decrease in net occupancy and equipment of $28,000. As stated above, the decrease in FDIC/OCC expense is because of the change in the assessment base in the second quarter of 2011.

Income tax expense was $571,000 for the six month time period ending June 30, 2011 compared to $434,000 for the same time period in 2010. Income tax expense as a percentage of income before income taxes was 21.5% for the period compared to 21.0% for 2010. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower in 2011 than 2010. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Income tax expense was $319,000 for the three month time period ending June 30, 2011 compared to $227,000 for the same time period in 2010. Income tax expense as a percentage of income before income taxes was 22.6% for the period compared to 21.3% for 2010. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower during the quarter in 2011 than 2010.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $320,813,000 in deposits at June 30, 2011, which increased $2,964,000 over total deposits of $317,849,000 at year-end 2010. Other sources of liquidity at June 30, 2011 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $2,091,000 (2) securities maturing in one year or less, which totaled $2,430,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $30,081,000 as of June 30, 2011, representing a $1,799,000 increase from December 31, 2010. The growth in capital was a result of net earnings retention of $1,569,000, an increase in accumulated other comprehensive income of $173,000 and an increase in common stock and surplus of $57,000 as a result of the Corporation’s dividend reinvestment plan. The increase in other comprehensive income is due to the increase in value of the Corporation’s available for sale securities.

At June 30, 2011, the Bank had a Tier I leverage ratio of 8.76%, a Tier I capital to risk-based assets ratio of 16.32% and a total capital to risk-based assets ratio of 17.52%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A. Risk Factors

(Not required of a smaller reporting company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Corporation authorized a stock repurchase program pursuant to which the Corporation is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended June 30, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

April 1 through April 30	0	$0.00	0	96,349

May 1 through May 31	0	$0.00	0	96,349

June 1 through June 30	0	$0.00	0	96,349

Total for the period	0		0

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File — Furnished * herewith

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: August 12, 2011	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)