Form 10-Q
period 2011-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2011-11-14
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2011
Common Stock, par value $5.00	1,406,548 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$8,142	$10,280
Interest bearing deposits with banks	561	264
Federal funds sold	2,934	10

Cash & cash equivalents	11,637	10,554
Time certificates of deposit	198	198
Securities available for sale	74,101	75,627
Securities held to maturity, fair value 2011 $ 34,798; 2010 $ 30,976	33,354	31,872
Loans	245,181	238,596
Less: Allowance for loan losses	(2,561)	(2,154)
Less: Deferred loan fees and costs, net	(218)	(211)

Net loans	242,402	236,231
Premises and equipment, net	6,539	5,802
Restricted investment in bank stocks	2,219	2,541
Investment in life insurance	7,331	7,109
Other assets	4,588	4,221

TOTAL ASSETS	$382,369	$374,155

LIABILITIES
Deposits:
Non-interest bearing	$33,817	$31,910
Interest bearing	291,823	285,939

Total deposits	325,640	317,849
Short-term borrowings	2,850	4,030
Long-term borrowings	15,000	16,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,840	2,839

TOTAL LIABILITIES	351,485	345,873

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2011 – 1,410,199; 2010 – 1,407,412 Shares outstanding; 2011 – 1,406,548; 2010 – 1,403,761	7,051	7,037
Capital in excess of par value	485	415
Retained earnings	21,952	19,560
Treasury stock, at cost 2011 – 3,651 shares; 2010 – 3,651 shares	(110)	(110)
Accumulated other comprehensive income	1,506	1,380

TOTAL SHAREHOLDERS’ EQUITY	30,884	28,282

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$382,369	$374,155

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest & fees on loans	$3,718	$3,629	$10,992	$10,647
Interest on taxable securities	573	629	1,687	1,909
Interest on tax-exempt securities	353	314	1,032	955
Other interest & dividends	7	11	23	32

TOTAL INTEREST INCOME	4,651	4,583	13,734	13,543

INTEREST EXPENSE
Interest on deposits	1,186	1,376	3,807	4,463
Interest on short term borrowings	10	12	29	39
Interest on long term borrowings	197	217	595	740

TOTAL INTEREST EXPENSE	1,393	1,605	4,431	5,242

NET INTEREST INCOME	3,258	2,978	9,303	8,301
Provision for loan losses	303	89	454	203

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,955	2,889	8,849	8,098

NON-INTEREST INCOME
Service charges on deposits	202	171	570	567
Fiduciary activities	114	102	428	372
Earnings on investment in life insurance	88	58	260	169
ATM card fees	176	165	514	474
Realized gains on sales of securities	—	—	12	182
Realized gains on sale of foreclosed real estate	—	67	6	67
Other income	195	112	475	250

TOTAL OTHER INCOME	775	675	2,265	2,081

NON-INTEREST EXPENSES
Employee compensation & benefits	1,270	1,170	3,738	3,397
Net occupancy & equipment	267	272	815	851
ATM expense	89	92	256	283
Professional fees	113	101	377	331
Director & advisory boards compensation	85	84	241	278
Supplies & postage	74	80	245	238
FDIC and OCC assessments	73	134	279	410
Other non-interest expenses	379	324	1,130	1,018

TOTAL NON-INTEREST EXPENSES	2,350	2,257	7,081	6,806

Income before income taxes	1,380	1,307	4,033	3,373
Income tax expense	290	307	861	741

NET INCOME	$1,090	$1,000	$3,172	$2,632

Basic earnings per share	$0.78	$0.71	$2.26	$1.88

Dividends per share	$0.190	$0.170	$0.555	$0.500

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance – January 1, 2010	$7,022	$350	$16,820	$(110)	$1,276	$25,358

Comprehensive income:
Net income			2,632			2,632
Change in net unrealized losses on securities available for sale, net of deferred income taxes					294	294

Total comprehensive income						2,926

Issuance of stock in connection with Dividend reinvestment plan – 2,282 shares	11	48				59

Cash dividends, $0.50 per share			(700)			(700)

Balance, September 30, 2010	$7,033	$398	$18,752	$(110)	$1,570	$27,643

Balance – January 1, 2011	$7,037	$415	$19,560	$(110)	$1,380	$28,282

Comprehensive income:
Net income			3,172			3,172
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					126	126

Total comprehensive income						3,298

Issuance of stock in connection with dividend reinvestment plan – 2,787 shares	14	70				84

Cash dividends, $0.555 per share			(780)			(780)

Balance, September 30, 2011	$7,051	$485	$21,952	$(110)	$1,506	$30,884

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,172	$2,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	454	203
Depreciation and amortization	322	370
Net accretion of securities premium	152	231
Net gain on disposition of other assets	(6)	(67)
Net realized gain on sales of securities	(12)	(182)
Earnings on life insurance	(260)	(169)
Increase in other assets	(140)	(90)
Increase (decrease) in other liabilities	1	268

Net cash provided by operating activities	3,683	3,196

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	1,335	2,156
Purchases	(2,501)	(1,504)
Securities available for sale:
Maturities, calls and principal repayments	16,023	24,759
Purchases	(14,974)	(26,362)
Proceeds from sales	213	3,614
Net increase in loans receivable	(6,874)	(12,213)
Purchase of life insurance	—	(1,809)
Net decrease in restricted investment in bank stocks	322	—
Proceeds from sale of other real estate owned	—	80
Purchases of premises and equipment	(1,059)	(83)
Net maturities of interest bearing time deposits	—	99

Net cash used in investing activities	(7,515)	(11,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in non-interest bearing demand and savings deposits	1,907	940
Net increase in time deposits	5,884	20,189
Net decrease in short-term borrowings	(1,180)	(410)
Repayment of long-term borrowings	(1,000)	(6,000)
Proceeds from issuance of common stock	84	59
Dividends paid	(780)	(700)

Net cash provided by financing activities	4,915	14,078

Net increase (decrease) in cash and cash equivalents	1,083	6,011
Cash and cash equivalents:
Beginning of year	10,554	8,633

End of period	$11,637	$14,644

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$4,494	$5,345

Cash payments for income taxes	$963	$555

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$249	$24

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November 11, 2011, the date these financial statements were issued.

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

Note C – Comprehensive Income

The only other comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)

Unrealized holding gains arising during the period	$(70)	$189	$204	$631
Reclassification of gains realized in net income	—	—	(12)	(182)

	(70)	189	192	449
Income tax effect	22	(67)	(66)	(155)

Change in accumulated other comprehensive income	$(48)	$122	$126	$294

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,404,838 for the nine months ended September 30, 2011 and 1,405,764 for the three months ended September 30, 2011. The weighted average number of shares outstanding was 1,401,485 for the nine months ended September 30, 2010 and 1,402,235 for the three months ended September 30, 2010.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $185,000 of standby letters of credit outstanding as of September 30, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

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

Amortized cost and fair value at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
September 30, 2011:
U.S. agency securities	$5,871	$217	$—	$6,088
Mortgage-backed securities	63,283	1,821	(16)	65,088
Corporate securities	1,988	—	(109)	1,879
Equity securities	640	406	—	1,046

	$71,782	$2,444	$(125)	$74,101

December 31, 2010:
U.S. agency securities	$9,738	$180	$—	$9,918
Mortgage-backed securities	63,102	1,599	(41)	64,660
Equity securities	661	388	—	1,049

	$73,501	$2,167	$(41)	$75,627

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES HELD TO MATURITY:
September 30, 2011:
State and municipal securities	$33,354	$1,849	$(405)	$34,798

	$33,354	$1,849	$(405)	$34,798

December 31, 2010:
State and municipal securities	$31,872	$363	$(1,259)	$30,976

	$31,872	$363	$(1,259)	$30,976

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Corporate securities	$1,879	$109	$—	$—	$1,879	$109
Mortgage-backed securities	2,561	16	—	—	2,561	16

	4,440	125	—	—	4,440	125

SECURITIES HELD TO MATURITY:
State and municipal securities	606	11	3,483	394	4,089	405

Total	$5,046	$136	$3,483	$394	$8,529	$530

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities	$8,744	$41	$—	$—	$8,744	$41

	8,744	41	—	—	8,744	41

SECURITIES HELD TO MATURITY:
State and municipal securities	15,135	530	2,280	729	17,415	1,259

Total	$23,879	$571	$2,280	$729	$26,159	$1,300

At September 30, 2011, five mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.4%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At September 30, 2011, seventeen state and municipal securities have unrealized losses with aggregate depreciation of 9.1% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

Gross realized gains and losses for the nine months ending September 30, 2011 and September 30, 2010 were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)

September 30, 2011:
Equity securities	$8	$—	$8
Mortgage-backed securities	4	—	4

	$12	$—	$12

September 30, 2010:
Mortgage-backed securities	$182	$—	$182

	$182	$—	$182

Amortized cost and fair value at September 30, 2011 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

1 year or less	$1,000	$1,005	$430	$430
Over 1 year through 5 years	5,371	5,569	8,197	8,465
Over 5 years through 10 years	1,488	1,393	13,945	14,931
Over 10 years	—	—	10,782	10,972
Mortgage-backed securities	63,283	65,088	—	—
Equity securities	640	1,046	—	—

	$71,782	$74,101	$33,354	$34,798

Note G – Loans

Allowance for loan losses at September 30, 2011 and loans receivable at September 30, 2011 and December 31, 2010 are as follows:

Allowance for Loan Losses:

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
(in Thousands)

December 31, 2010 Total Allowance for loan losses	$730	$630	$—	$92	$702	$2,154

Provision	20	23	382	(8)	37	454
Charge-offs	(18)	—	(27)	—	(24)	(69)
Recoveries	—	—	11	3	8	22

September 30, 2011 Total Allowance for loan losses	$732	$653	$366	$87	$723	$2,561

Ending balance for loans individually evaluated for impairment	$262	$244	$—	$—	$—	$506

Ending balance for loans collectively evaluated for impairment	$470	$409	$366	$87	$723	$2,055

Loans Receivable:

September 30, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
(in Thousands)

Individually evaluated for impairment	$262	$4,484	$856	$—	$—	$5,602

Collectively evaluated for impairment	42,217	38,931	35,634	6,108	116,689	239,579

Total loans	$42,479	$43,415	$36,490	$6,108	$116,689	$245,181

December 31, 2010	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
(in Thousands)

Individually evaluated for impairment	$111	$186	$—	$—	$—	$297

Collectively evaluated for impairment	74,166	43,680	$—	6,655	113,798	238,299

Total loans	$74,277	$43,866	$—	$6,655	$113,798	$238,596

Analysis of credit quality indicators is as follows:

September 30, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
(in Thousands)
Pass	$41,686	$40,211	$33,263	$6,108	$115,736	$237,004
Special Mention	383	1,274	2,377	—	—	4,034
Substandard	410	1,930	850	—	953	4,143
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$42,479	$43,415	$36,490	$6,108	$116,689	$245,181

December 31, 2010	Commercial	Commercial Real Estate	Consumer	Residential	Total
	(in Thousands)
Pass	$71,419	$40,292	$6,644	$113,139	$231,494
Special Mention	2,104	1,169	—	—	3,273
Substandard	754	2,405	11	659	3,829
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total loans	$74,277	$43,866	$6,655	$113,798	$238,596

The following is a summary of impaired loans:

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Agricultural	856	856	—	853	36

With an allowance recorded
Commercial	262	262	262	267	9
Commercial real estate	4,484	4,484	244	4,496	166

Total
Commercial	262	262	262	267	9
Commercial real estate	4,484	4,484	244	4,496	166
Agricultural	856	856	—	853	36

Total	$5,602	$5,602	$506	$5,616	$211

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific allowance needed
Commercial	$93	$93	$—	$109	$8
Commercial real estate	105	105	—	110	6

With an allowance recorded
Commercial	18	18	11	19	1
Commercial real estate	81	81	4	81	6

Total
Commercial	111	111	11	128	9
Commercial real estate	186	186	4	191	12

Total	$297	$297	$15	$319	$21

	3 Months Ended		9 Months Ended
	September 30, 2011	September 30, 2010	September 30, 2010
	(In Thousands)
Average recorded investment	$5,602	$317	$330
Interest income recognized	$64	$4	$13

Age analysis of past-due loans is as follows:

							Allowance For Collectively Impaired Loans
September, 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans		>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
Commercial	$379	$10	$—	$389	$42,090	$42,479	$—	$—	$11
Commercial Real Estate	199	—	—	199	43,216	43,415	—	—	68
Agricultural	179	—	371	550	35,940	36,490	—	—	371
Residential	481	114	25	620	116,069	116,689	—	—	499
Consumer	23	5	1	29	6,079	6,108	—	—	11

Total	$1,261	$129	$397	$1,787	$243,394	$245,181	$—	$—	$960

							Allowance For Collectively Impaired Loans
December, 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans		>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
Commercial	$136	$—	$—	$136	$74,141	$74,277	$—	$—	$111
Commercial Real Estate	—	—	—	—	43,866	43,866	—	—	239
Residential	539	109	208	856	112,942	113,798	—	—	649
Consumer	99	29	17	145	6,510	6,655	—	—	17

Total	$774	$138	$225	$1,137	$237,459	$238,596	$—	$—	$1,016

The following is a summary of Troubled Debt Restructurings:

Modifications

(In Thousands)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings Commercial - Mortgage	1	3,192	3,192	2	4,484	4,484

Troubled Debt Restructurings that Subsequently Defaulted	—	—	—	—	—	—

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows (in thousands):

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U. S. agency securities	$6,088	$—	6,088	$—

Mortgage-backed securities	65,088	—	65,088	—
Corporate securities	1,879	—	1,879	—
Equity securities	1,046	451	—	595

Securities available for sale	$74,101	$451	$73,055	$595

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U. S. agency securities	$9,918	$—	9,918	$—

Mortgage-backed securities	64,660	—	64,660	—
Equity securities	1,049	460	—	589

Securities available for sale	$75,627	$460	$74,578	$589

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending September 30, 2011 and December 31, 2010 (in thousands).

	2011	2010

Fair Value, beginning of period	$589	$508
Total gains included in other comprehensive income	6	81
Purchases	—	—

Fair Value, end of period	$595	$589

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

Assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010 are summarized below: (in thousands)

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans, net	$5,096	$—	$—	$5,096
Foreclosed real estate	358	—	—	358

Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans, net	$84	$—	$—	$84
Foreclosed real estate	133	—	—	133

Total impaired loans had a carrying amount of $5,602,000 and $99,000, net of the valuation allowances of $506,000 and $15,000 as of September 30, 2011 and December 31, 2010, respectively. This resulted in additional provision for loan losses of $509,000 for the period ending September 30, 2011 and $0 for the period ending December 31, 2010.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2011 and December 31, 2010.

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

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2011 and December 31, 2010.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$11,637	$11,637	$10,554	$10,554
Time certificates of deposit	198	198	198	198
Investment securities:
Available for sale	74,101	74,101	75,627	75,627
Held to maturity	33,354	34,798	31,872	30,976
Loans, net	242,402	244,374	236,231	237,323
Accrued interest receivable	1,249	1,249	1,337	1,337
Restricted investment in bank stocks	2,219	2,219	2,541	2,541

Total financial assets	$365,160	$368,576	$358,360	$358,556

Financial liabilities:
Deposits	$325,640	$330,392	$317,849	$322,934
Short-term borrowings	2,850	2,850	4,030	4,030
Long-term debt	15,000	16,840	16,000	17,561
Junior subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	226	226	329	329

Total financial liabilities	$348,871	$355,463	$343,363	$350,009

Off-balance sheet financial instruments	$—	$—	$—	$—

Note I – New and Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2010, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns; if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of September 30, 2011.

Financial Condition

Total assets of the Corporation increased $8,214,000 or 2.2% during the first nine months of 2011. Net loans increased $6,171,000 or 2.6%, securities decreased by $44,000 or and cash and cash equivalents increased $1,083,000 or 10.3% from December 31, 2010 to September 30, 2011.

Total deposits increased by $7,791,000 or 2.5% from December 31, 2010. Short-term borrowings decreased $1,180,000 or 29.3% and Long-term debt decreased $1,000,000 or 6.3% during the same time period. The growth in deposits can be attributed to the Corporation’s continuing business development endeavors as well as depositors’ search for a safe and stable return in light of the instability in the financial markets over the past year.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

	Non-Performing Assets (Dollars in Thousands)
	9/30/2011	12/31/2010

Non-accrual loans	$960	$1,016
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	960	1,016

Foreclosed real estate	358	133

Total Non-Performing Assets	$1,318	$1,149

Restructured loans still accruing	$4,484	$1,312

Total non-performing and other risk assets	$5,802	$2,461

Ratios:
Non-performing loans to total loans	0.40%	0.43%
Non-performing assets to total loans and foreclosed real estate	0.54%	0.49%
Non-performing loans to allowance for loan losses	37.49%	47.17%

Total non-performing assets at September 30, 2011 increased $169,000 since December 31, 2010 as a result of a decrease in loans in non-accrual status and the increase in foreclosed real estate.

Results of Operations

Net income for the nine months ending September 30, 2011 was $3,172,000 or $2.26 per share compared to $2,632,000 or $1.88 per share for the same period in 2010. Annualized return on average equity was 14.35% for the first nine months of 2011 and 13.30% for the same period in 2010. Annualized return on average assets was 1.13% for the first nine months of 2011 and 0.98% for the same period in 2010.

Net income for the quarter ending September 30, 2011 was $1,090,000 or $0.78 per share compared to $1,000,000 or $0.71 per share for the same period in 2010. Annualized return on average equity was 14.15% for the third quarter of 2011 and 14.59% for the same period in 2010. Annualized return on average assets was 1.15% for the third quarter of 2011 and 1.09% for the same period in 2010.

The following tables include average balances for the nine months ended September 30, 2011 and September 30, 2010 and quarters ending September 30, 2011 and September 30, 2010, rates and interest income and expense adjusted to an FTE basis, the interest rate spread, the net interest margin and the cost of funds:

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

(Nine Months ended September 30)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$71,268	$1,687	3.16%	$75,829	$1,909	3.37%
Tax-exempt	32,578	1,564	6.42%	29,027	1,447	6.66%

Total Securities	103,846	3,251	4.19%	104,856	3,356	4.28%

Other	5,357	23	0.57%	8,151	32	0.53%
Loans:
Taxable	227,763	10,629	6.24%	215,702	10,449	6.48%
Tax-exempt	11,696	550	6.29%	6,438	300	6.23%

Total Loans	239,459	11,179	6.24%	222,140	10,749	6.47%

Total Interest Earning Assets	348,662	14,453	5.54%	335,147	14,137	5.64%

Non-interest earnings assets	26,368			25,099

Total Assets	$375,030			$360,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$27,562	$33	0.16%	$25,448	$32	0.17%
Savings deposits	103,043	687	0.89%	81,561	655	1.07%
Time deposits	156,669	3,087	2.63%	167,742	3,776	3.01%

Total Interest Bearing Deposits	287,274	3,807	1.77%	274,751	4,463	2.17%
Short-term borrowings	3,260	29	1.19%	4,635	39	1.12%
Long-term debt	20,452	595	3.89%	23,954	740	4.13%

Total Interest Bearing Liabilities	310,986	4,431	1.90%	303,340	5,242	2.31%

Demand deposits, non-interest bearing	31,671			27,861
Other liabilities	2,811			2,590
Shareholders’ equity	29,562			26,455

Total Liabilities and Shareholders’ Equity	$375,030			$360,246

NET INTEREST INCOME		$10,022			$8,895

INTEREST RATE SPREAD			3.64%			3.33%

NET INTEREST MARGIN			3.84%			3.55%

COST OF FUNDS			1.70%			2.09%

Rate / Volume Analysis

Nine Months Ended September 30

2011 versus 2010

	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(114)	$(108)	$(222)
Tax exempt	(53)	170	117
Other	1	(10)	(9)
Total loans	(380)	810	430

Total	(546)	862	316

Interest Bearing Liabilities
Demand deposits interest bearing	(2)	3	1
Savings deposits	(111)	143	32
Time deposits	(471)	(218)	(689)
Short – term borrowings	2	(12)	(10)
Long – term debt	(43)	(102)	(145)

Total	(625)	(186)	(811)

Net Interest Income	$79	$1,048	$1,127

Net interest income for the first nine months of 2011 increased by $1,002,000 or 12.1% compared to the same period in 2010. The reasons for the increase in net interest income were an increase in interest earning assets and an increase in net interest margin. For the first nine months of 2011, the net interest margin on a fully tax equivalent (FTE) basis was 3.84% compared to 3.55% for the same period in 2010. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the increase in the net interest margin was the decrease in the cost of funds of 0.39% from 2.09% during the first nine months of 2010 to 1.70% during the same period in 2011, which was offset by a decrease in the yield on earning assets of 0.10% from 5.64% in 2010 to 5.54% in 2011.

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

(Three Months ended September 30)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$70,971	$573	3.20%	$75,682	$629	3.30%
Tax-exempt	33,480	535	6.34%	28,974	476	6.52%

Total Securities	104,451	1,108	4.21%	104,656	1,105	4.19%

Other	4,420	7	0.63%	8,768	11	0.50%
Loans:
Taxable	228,828	3,585	6.22%	218,951	3,559	6.45%
Tax-exempt	12,764	202	6.28%	6,850	106	6.14%

Total Loans	241,592	3,787	6.22%	225,801	3,665	6.44%

Total Interest Earning Assets	350,463	4,902	5.55%	339,225	4,781	5.59%

Non-interest earnings assets	26,997			25,586

Total Assets	$377,460			$364,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$28,199	$11	0.15%	$26,294	$12	0.18%
Savings deposits	107,394	241	0.89%	90,839	216	0.94%
Time deposits	152,633	934	2.43%	163,183	1,148	2.79%

Total Interest Bearing Deposits	288,226	1,186	1.63%	280,316	1,376	1.95%
Short-term borrowings	3,065	10	1.29%	4,326	12	1.10%
Long-term debt	20,155	197	3.88%	21,394	217	4.02%

Total Interest Bearing Liabilities	311,446	1,393	1.77%	306,036	1,605	2.08%

Demand deposits, non-interest bearing	32,494			28,874
Other liabilities	2,962			2,706
Shareholders’ equity	30,558			27,195

Total Liabilities and Shareholders’ Equity	$377,460			$364,811

NET INTEREST INCOME		$3,509			$3,176

INTEREST RATE SPREAD			3.77%			3.51%

NET INTEREST MARGIN			3.97%			3.71%

COST OF FUNDS			1.58%			1.88%

Rate / Volume Analysis

Three Month ended September 30

2011 versus 2010

	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(18)	$(38)	$(56)
Tax exempt	(13)	72	59
Other	2	(6)	(4)
Total loans	(127)	249	122

Total	(156)	277	121

Interest Bearing Liabilities
Demand deposits interest bearing	(2)	1	(1)
Savings deposits	(12)	37	25
Time deposits	(149)	(65)	(214)
Short – term borrowings	2	(4)	(2)
Long – term debt	(8)	(12)	(20)

Total	(169)	(43)	(212)

Net Interest Income	$13	$320	$333

Net interest income for the quarter ended September 30, 2011 increased by $280,000 compared to the same period in 2010. Net interest margin for the quarter ended September 30, 2011 was 3.97% compared to 3.71% during the same period in 2010. The decrease in the yield on earning assets from 5.59% for the three months ending September 30, 2010 to 5.55% for the same period in 2011 was more than offset by the decrease in the cost of funds from 1.88% during 2010 to 1.58% during 2011.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $454,000 for the first nine months of 2011 compared to $203,000 for the same time period in 2010. As a percentage of loans, the allowance for loan losses was 1.04% at September 30, 2011, compared to 0.90% at year-end 2010 and 0.88% at September 30, 2010. Impaired loans were $5,602,000 at September 30, 2011 compared to $297,000 at December 31, 2010. The increase in impaired loans of $5,305,000 is primarily the result of two troubled debt restructurings totaling $4,484,000, of which $3,192,000 carries an 80% USDA guarantee, and two agricultural loans. The impaired totals include the entire relationships with these four customers. At this time, no losses in excess of valuation allowance are anticipated. The Bank’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first nine months of 2011 increased by $184,000 or 8.8% compared to the same period in 2010. Earnings on investment in life insurance increased $91,000. Income from fiduciary activities increased by $56,000 due to several estate settlements, and increased activity led to ATM card fees increasing by $40,000. Other income increased by $225,000 primarily due to an increase in mortgage servicing fees. These increases were offset by a decrease in realized gains on sales of securities of $170,000, and a decrease in gains on sales of foreclosed real estate of $61,000 during the first nine months of 2011 compared to the same period in 2010.

Non-interest income for the quarter ending September 30, 2011 was $775,000 compared to $675,000 in 2010. This increase is primarily related to the increases in earnings on investment in life insurance of $30,000, service charges on deposit accounts of $31,000 and an increase in other income of $83,000 due to an increase in mortgage servicing fees. The increases were offset by a decrease in gains on sales of foreclosed real estate of $67,000.

Total non-interest expense increased in the first nine months of 2011 by $275,000 compared to the first nine months of 2010. Employee compensation and benefits increased $341,000 in the first nine months of 2011 compared to 2010. The increase in salaries and wages is the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. The FDIC/OCC expense decreased $131,000. The decrease in FDIC/OCC expense is due to the change in the deposit insurance assessment base effective the second quarter of 2011. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time, it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2011, total non-interest expense increased $93,000 compared to the third quarter of 2010. The primary reasons for this increase were the increase in salaries and wages of

$100,000 and an increase in professional fees of $12,000. This increase was offset by a decrease in FDIC/OCC expense of $61,000 resulting from the change in the assessment base in the second quarter of 2011.

Income tax expense was $861,000 for the nine month period ending September 30, 2011 compared to $741,000 for the same time period in 2010. Income tax expense as a percentage of income before income taxes was 21.3% for the period compared to 22.0% for 2010. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher in 2011 than 2010. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Income tax expense was $290,000 for the three month period ending September 30, 2011 compared to $307,000 for the same time period in 2010. Income tax expense as a percentage of income before income taxes was 21.0% for the period compared to 23.5% for 2010. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher during the quarter in 2011 than 2010.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, and the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $325,640,000 in deposits at September 30, 2011, which increased $7,791,000 over total deposits of $317,849,000 at year-end 2010. Other sources of liquidity at September 30, 2011 includes the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $3,495,000, (2) securities maturing in one year or less, which totaled $1,430,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as an additional source of liquidity. Management is of the opinion that the Corporation’s liquidity is currently sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $30,884,000 as of September 30, 2011, representing a $2,602,000 increase from December 31, 2010. The growth in capital was a result of net earnings retention of $2,392,000, an increase in accumulated other comprehensive income of $126,000 and an increase in common stock and surplus of $84,000 as a result of the Corporation’s dividend reinvestment plan. The increase in other comprehensive income is due to the increase in value of the Corporation’s available for sale securities.

At September 30, 2011, the Bank had a Tier I leverage ratio of 8.97%, a Tier I capital to risk-based assets ratio of 16.68% and a total capital to risk-based assets ratio of 17.93%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A. Risk Factors

(Not required of a smaller reporting company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Corporation authorized a stock repurchase program pursuant to which the Corporation is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases of common stock made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K during the quarter ended September 30, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

July 1 through July 30	0	$0.00	0	96,349

August 1 through August 31	0	$0.00	0	96,349

Sept. 1 through Sept. 30	0	$0.00	0	96,349

Total for the period	0		0

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File - Furnished * herewith.

These interactive data files shall not be deemed filed for the purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2011	BY:	/s/ Jody D. Graybill
Jody D. Graybill
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File - Furnished * herewith.

These interactive data files shall not be deemed filed for the purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange act of 1934, as amended, or otherwise subject to liability under these sections.