Form 10-K
period 2011-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2012-03-09
CIK 763293

U.S.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act (check one):

Large Accelerated Filer	☐	Accelerated filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2011 was $26,448,066

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $5.00 per share, 1,407,870 shares outstanding as of February 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2011 are incorporated by reference into Parts I and II. Portions of the Proxy Statement filed with respect to the First Community Financial Corporation 2012 Annual Meeting are incorporated by reference into Part III.

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

The First National Bank of Mifflintown

The Bank became a wholly-owned subsidiary of the Corporation pursuant to a Plan of Reorganization and Merger consummated in April 1985. The Bank was originally chartered as a private bank in 1864 and converted to a national bank in 1889. The Bank conducts business through twelve full service banking offices. The main banking office is located in the Borough of Mifflintown, five branch offices are maintained in Juniata County and seven branch offices are maintained in Perry County, Pennsylvania.

As of December 31, 2011, the Bank had total assets of $387.9 million, total shareholders’ equity of $31.4 million, and total deposits of $330.5 million.

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

As of December 31, 2011, residential real estate loans represented 59.9% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by often requiring private mortgage insurance for certain residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 18.9%, commercial, financial and agricultural loans represented 17.8% and construction loans represented 1.4% of the total loan portfolio at December 31, 2011. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank attempts to limit its risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans.

As of December 31, 2011, consumer installment loans represented 2.0% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. Nondeposit investment products such as stocks, bonds, mutual funds, annuities and insurance are offered through Sorrento Pacific Financial, LLC. For the year ended December 31, 2011, income from the Bank’s fiduciary activities amounted to $525,000 and the Bank had assets worth $101.9 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last five years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $278.5 million as of December 31, 2006 to $387.9 million as of December 31, 2011, funded primarily by an increase in the Bank’s total deposits over this period from $222.4 million to $330.5 million. Additionally, the Bank’s loans increased from $177.9 million to $247.7 million over this same period, while the Corporation’s annual net income ranged between $2.0 million and $4.1 million.

The growth in the Bank’s deposits and loans reflect its efforts to increase its market share in Juniata and Perry Counties and is largely attributable to the maturation of the Bank’s branches and expansion of its products, services and areas of expertise.

Market Area and Competition

The Bank’s market area lies within Juniata and Perry Counties, Pennsylvania. By all indications, this region has good economic prospects. Juniata and Perry Counties had a combined estimated population of 70,605 in 2011, representing an increase of approximately 6.3% since 2000. The primary industries in the region are agriculture and timber/woodworking. Unemployment rates in 2011 were 6.6% in Juniata County and 7.1% in Perry County. With a stable workforce and growing population, the Corporation believes that the region’s long term economic prospects are positive.

As of June 30, 2011 (the most recent date for which such information is available), three commercial banks (the Bank, Juniata Valley Bank, and First National Bank of Pennsylvania) operated offices in Juniata County. Of all financial institutions operating in Juniata County, the Bank ranked first in terms of total deposits at June 30, 2011 with 49.16%. Juniata Valley Bank followed closely with 42.24% and First National Bank of Pennsylvania ranked third with 8.20%. Each of the institutions with which the Bank competes in Juniata County is larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a somewhat wider variety of services than does the Bank.

In Perry County, the Bank faces competition from six banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with 32.05% of deposits at June 30, 2011, Riverview National Bank, with approximately 17.42%, and Orrstown Bank, with approximately 15.57%. The Bank has 18.18% of the deposits in Perry County as of June 30, 2011, ranking second in Perry County.

The Bank also competes with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies and retailers. Deposit deregulation has intensified the competition for deposits in recent years.

Supervision and Regulation

As a bank holding company, the Corporation is subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. The deposits of the Bank are insured by the FDIC. The Bank is therefore subject to regulation by the FDIC, but as a national bank, is primarily regulated and examined by the OCC.

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

Source of Strength Doctrine

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

Dividends

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2011, the

Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $7,532,000.

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

To be considered well capitalized, a depository institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. As of December 31, 2011, the Bank exceeded the minimum capital levels of the well-capitalized category.

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

In November 2010, as required by the Dodd-Frank Act, the FDIC issued a Final Rule that provides for unlimited insurance coverage of noninterest-bearing demand transaction accounts, regardless of the balance of the account, until January 1, 2013. On January 18, 2011, the FDIC issued a Final Rule to include Interest on Lawyer Trust Accounts (“IOLTAs”) in the temporary unlimited insurance coverage for non-interest bearing demand transaction accounts. This temporary unlimited insurance coverage replaces the Transaction Account Guarantee Program, which expired on December 31, 2010. Unlike the TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal insurance coverage, placing additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009. To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009. For the Bank, an aggregate charge of $660,000 was recorded as a charge to operating costs in 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In December 2009, the Bank prepaid its estimated assessment total for the next three years, which totaled approximately $1.6 million. The pre-payment amount has been included in Other Assets in the Corporation’s consolidated balance sheet and will continue to be amortized, subject to adjustments imposed by the FDIC, over the next year. The continued decline in the deposit insurance fund balance may convince the FDIC to impose additional special emergency assessments in the future that could have a significant impact on the Bank’s capital levels and earnings.

In February 2011, as required by the Dodd-Frank Act, the FDIC issued a Final Rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminate the adjustment for secured borrowings, including Federal Home Loan Bank advances, and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The rule also revises the assessment rate schedule to provide assessments ranging from 2.5 to 45 basis points. The changes went into effect beginning April 1, 2011. We are currently evaluating the final rule’s impact on the level of the Bank’s FDIC assessment fees and can provide no assurance that such fees will not materially increase in the future.

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

Bank Secrecy Act and Related Laws and Regulations

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Signed into law July 21, 2010, the Dodd-Frank Act will, over time, implement significant changes to the U.S. financial system, including among others, (i) the creation of a new Bureau of Consumer Financial Protection with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10.0 billion or more, (ii) the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk, (iii) provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, (iv) a provision that would broaden the base for FDIC insurance assessments, and (v) a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15.0 billion in assets as of December 31, 2009.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. While some of the Dodd-Frank Act’s provisions were effective immediately, many are to be implemented by rules yet to be promulgated by the applicable regulatory authorities.

The Dodd-Frank Act and the regulations to be adopted are expected to subject financial institutions to additional restrictions, oversight and costs that may have an adverse impact on their business, financial condition, results of operations or the price of the common stock. The Dodd-Frank Act substantially increases regulation of the financial services industry and imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time

Other Laws and Regulations

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

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

The timing for the U.S. banking agency’s publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain. Additionally, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us and our subsidiary may be substantially different from the Basel III final framework as published in December 2010. The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

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

Employees

As of December 31, 2011, the Bank had a total of 69 full-time and 52 part-time employees.

Selected Statistical Information

Certain statistical information is included as part of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 49 through 64 of the Annual Report to Shareholders for the year ended December 31, 2011, attached to this Report as Exhibit 13 and incorporated herein by reference.

ITEM 1A.	Risk Factors.

(Not required of a smaller reporting company)

ITEM 1B.	Unresolved Staff Comments.

None.

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

Newport Branch

75 Red Hill Rd.

Newport, Perry County, Pennsylvania

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

The Bank also leases the space occupied by the Shermans Dale Branch, located at the intersection of Pa. Route 850 and Pa. Route 34 in Carroll Township. The initial term of this lease expired February 28, 2003. However, the Bank has exercised its annual options to renew the lease for an additional one-year term, which options ultimately extend through June 30, 2012. The Bank is currently negotiating new lease terms for this office.

The Bank also leases the space occupied by the Lewistown Loan Production and Trust and Financial Services Office, located at 8 N. Dorcas St., Lewistown, Mifflin County. The initial term of the lease expires in September 2013.

Twelve of the Bank’s offices are full service offices, eleven of which provide drive-through teller and automated teller machine services. The Lewistown office is a loan production and trust and financial services office.

ITEM 3.	Legal Proceedings.

Neither the Corporation nor the Bank is a party to any material pending legal proceeding other than routine legal proceedings incidental to its business.

ITEM 4.	Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Highest and Lowest Per Share

Prices for Common Stock

in Actual Transactions

Known to Corporation

	2011		2010
	High	Low	High	Low

First Quarter	$29.75	$26.91	$29.00	$20.00

Second Quarter	30.00	29.00	32.00	22.00

Third Quarter	32.00	29.00	29.24	25.00

Fourth Quarter	38.00	32.00	28.00	25.56

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 1,407,870 shares were outstanding at February 28, 2012. The Corporation has 727 shareholders of record as of February 28, 2012.

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

		Cash Dividends Declared Per Share
2011	First Quarter	$0.180
	Second Quarter	0.185
	Third Quarter	0.190
	Fourth Quarter	0.195

		$0.750

2010	First Quarter	$0.160
	Second Quarter	0.170
	Third Quarter	0.170
	Fourth Quarter	0.175

		$0.675

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this Report and Note 11 to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2011 for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

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

The table below sets forth the information with respect to purchases of common stock made by or on behalf of the Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K during the quarter ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

October 1 through October 31	0	$0.00	0	96,349

November 1 through November 30	0	$0.00	0	96,349

December 1 through December 31	5	$31.76	0	96,344

ITEM 6.	Selected Financial Data.

The selected five year financial data, included on page 64 of the Annual Report to Shareholders for the year ended December 31, 2011, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 49 through 64 of the Annual Report to Shareholders for the year ended December 31, 2011, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

(Not required of a smaller reporting company)

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements included on pages 10 through 48 of the Annual Report to Shareholders for the year ended December 31, 2011 attached to this Report as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation’s management, with the participation of its President & CEO (Principal Executive Officer) and CFO (Principal Financial Officer), conducted an evaluation, as of December 31, 2011, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Based on this evaluation, the Corporation’s President & CEO and CFO concluded that, as of the end of the period covered by this annual report, the Corporation’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Corporation during the period when the Corporation’s periodic reports are being prepared.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

Report of Management’s Assessment of Internal Control over Financial Reporting

The information required to be disclosed by this item, including the Report of Management’s Assessment of Internal Control over Financial Reporting is included on page 8 of the Annual Report to Shareholders for the year ended December 31, 2011, which is attached to this report as Exhibit 13, and incorporated herein by reference.

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

The information required by Item 10 concerning the Corporation’s directors and executive officers is incorporated herein by reference from the sections captioned “Board of Directors,” “Biographical Summaries of Nominees and Directors,” “Nominating Process,” “Information about Executive Officers” and “Board Committees, Leadership Structure and Meeting Attendance – Audit Committee” in the Corporation’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A. The required information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

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

The information required by Item 11 is incorporated by reference from the sections captioned “Compensation of Directors,” “Executive Compensation Tables,” and “Potential Payments upon Termination,” in the Corporation’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the sections captioned “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in the Corporation’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the sections captioned “Transactions with Management” and “Director Independence” in the Corporation’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

ITEM 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section captioned “Independent Certified Public Accountants” in the Corporation’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Corporation’s independent auditors is incorporated by reference from the section captioned “Board Committees, Leadership Structure and Meeting Attendance – Audit Committee” in the Corporation’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Financial Statements, Financial Statement Schedules

The following consolidated financial statements of the Corporation and its subsidiaries, included in the registrant’s annual report to shareholders for the year ended December 31, 2011, are incorporated by reference in Item 8:

Consolidated Balance Sheets: December 31, 2011 and 2010.

Consolidated Statements of Income: Years ended December 31, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity: Years ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows: Years ended December 31, 2011 and 2010.

Notes to Consolidated Financial Statements.

All financial statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

Exhibits

The exhibits listed on the Exhibit Index on pages 22 through 27 of this Form 10-K are filed with this Report or are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL
CORPORATION

Date: March 8, 2012	By:	/s/ Jody D. Graybill
Jody D. Graybill, President & CEO
(Principal Executive Officer)

Date: March 8, 2012	By:	/s/ Richard R. Leitzel
Richard R. Leitzel, Vice President
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Jody D. Graybill	President and CEO and	March 8, 2012
Jody D. Graybill	Director

/s/ Richard R. Leitzel	Vice President	March 8, 2012
Richard R. Leitzel	Principal Financial and Accounting Officer

/s/ Nancy S. Bratton	Director	March 8, 2012
Nancy S. Bratton

/s/ Daniel B. Brown	Director	March 8, 2012
Daniel B. Brown

/s/ John P. Henry	Director	March 8, 2012
John P. Henry

/s/ Samuel G. Kint	Director	March 8, 2012
Samuel G. Kint

/s/ David M. McMillen	Director	March 8, 2012
David M. McMillen

/s/ Charles C. Saner	Director	March 8, 2012
Charles C. Saner

/s/ Roger Shallenberger	Director	March 8, 2012
Roger Shallenberger

/s/ Lowell M. Shearer	Director	March 8, 2012
Lowell M. Shearer

/s/ David L. Swartz	Director	March 8, 2012
David L. Swartz

/s/ Frank L. Wright	Director	March 8, 2012
Frank L. Wright

Exhibit Index

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	The First National Bank of Mifflintown Amended and Restated Group Term Replacement Plan. (Incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

10.5	Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Jody Graybill, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009.)

10.6	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.3 to the

Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

10.7	Second Amended and Restated Salary Continuation Agreement between the Bank and Richard Leitzel, dated December 31, 2008. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009.)

10.8	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Richard Leitzel, dated October 29, 2010. (Incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 4, 2010.)

10.9	Director Deferred Fee Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated April 9, 2002. (Incorporated by reference to Exhibit 6(c)(11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

The form of this Director Deferred Fee Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Director Deferred Fee Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	April 9, 2002
Samuel Kint	April 9, 2002

10.10	Amended and Restated Director Deferred Fee Agreement between The First National Bank of Mifflintown and Roger Shallenberger, dated October 3, 2008. (Incorporated by reference to Exhibit 10.10 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

10.11	Director Deferred Fee Agreement between The First National Bank of Mifflintown and Jody D. Graybill, dated December 31, 2010 (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 2011.)

10.12	Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated October 3, 2008. (Incorporated by reference to Exhibit 10.12 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

The form of this Amended and Restated Director Revenue Neutral Retirement Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	October 3, 2008
Samuel Kint	October 3, 2008
Charles C. Saner	October 3, 2008
Roger Shallenberger	October 3, 2008
Lowell M. Shearer	October 3, 2008

10.13	First Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 14, 2010. (Incorporated by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

The form of this First Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the First Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	December 14, 2010
Samuel Kint	December 14, 2010
Charles C. Saner	December 14, 2010
Roger Shallenberger	December 14, 2010
Lowell M. Shearer	December 14, 2010

10.14	Second Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 13, 2011.

The form of this Second Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Second Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	December 13, 2011
Samuel Kint	December 13, 2011
Charles C. Saner	December 13, 2011
Roger Shallenberger	December 13, 2011
Lowell M. Shearer	December 13, 2011

10.15	Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement

David McMillen	October 29, 2010
David Swartz	October 29, 2010

10.16	First Amendment to The First National Bank of Mifflintown Amended and Restated Director Revenue Neutral Retirement Agreement with Jody Graybill dated December 13, 2011. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 2011.)

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement

David McMillen	December 13, 2011
David Swartz	December 13, 2011

10.17	Split Dollar Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated May 14, 2002. (Incorporated by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

The form of this Split Dollar Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Split Dollar Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	May 14, 2002
Samuel Kint	May 14, 2002
Charles C. Saner	March 24, 1998
Roger Shallenberger	September 30, 1997
Lowell M. Shearer	March 31, 1998

10.18	First Amendment to the Split Dollar Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 14, 2010. (Incorporated by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

The form of this First Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the First Amendment to the Split Dollar Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	December 14, 2010
Samuel Kint	December 14, 2010
Charles C. Saner	December 14, 2010
Roger Shallenberger	December 14, 2010
Lowell M. Shearer	December 14, 2010

10.19	Split Dollar Agreement between The First National Bank of Mifflintown and Jody Graybill, dated October 29, 2010. (Incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2010.)

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement

David McMillen	October 29, 2010
David Swartz	October 29, 2010

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

23	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification of President & CEO and Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and CEO and Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Date Files.*

*	These interactive date files are being furnished as part of this Report and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.