Form 10-Q
period 2012-03-31
FIRST COMMUNITY FINANCIAL CORP
filed 2012-05-11
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2012
Common Stock, par value $5.00	1,409,035 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$10,205	$9,129
Interest bearing deposits with banks	2,032	218
Federal funds sold	3,971	591

Cash & cash equivalents	16,208	9,938
Time certificates of deposit	198	198
Securities available for sale	74,458	73,804
Securities held to maturity, fair value 2012 $ 39,831; 2011 $ 36,639	38,205	34,972
Loans	251,728	251,012
Less: Allowance for loan losses	(2,586)	(3,085)
Less: Deferred loan fees and costs, net	(213)	(224)

Net loans	248,929	247,703
Premises and equipment, net	7,905	7,461
Restricted investment in bank stocks	2,029	2,121
Investment in life insurance	7,463	7,399
Other assets	4,446	4,287

TOTAL ASSETS	$399,841	$387,883

LIABILITIES
Deposits:
Non-interest bearing	$37,856	$35,994
Interest bearing	304,054	294,555

Total deposits	341,910	330,549
Short-term borrowings	2,733	2,685
Long-term borrowings	15,000	15,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,723	3,056

TOTAL LIABILITIES	367,521	356,445

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2012 -1,412,691; 2011 – 1,411,526 Shares outstanding; 2012- 1,409,035; 2011 – 1,407,870	7,064	7,058
Capital in excess of par value	563	522
Retained earnings	23,505	22,652
Treasury stock, at cost 2012 – 3,656 shares; 2011– 3,656 shares	(110)	(110)
Accumulated other comprehensive income	1,298	1,316

TOTAL SHAREHOLDERS’ EQUITY	32,320	31,438

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$399,841	$387,883

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Interest & fees on loans	$3,673	$3,633
Interest on taxable securities	509	558
Interest on tax-exempt securities	360	338
Other interest & dividends	9	7

TOTAL INTEREST INCOME	4,551	4,536

INTEREST EXPENSE
Interest on deposits	1,184	1,319
Interest on short-term borrowings	9	10
Interest on long-term borrowings	198	204

TOTAL INTEREST EXPENSE	1,391	1,533

NET INTEREST INCOME	3,160	3,003
Provision for loan losses	10	24

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,150	2,979

NON-INTEREST INCOME
Service charges on deposits	198	177
Fiduciary activities	93	134
Earnings on investment in life insurance	77	97
ATM and debit card fees	130	122
Realized gains on sales of securities	—	4
Gain on sale of other real estate owned	9	6
Other income	198	69

TOTAL OTHER INCOME	705	609

NON-INTEREST EXPENSES
Employee compensation & benefits	1,317	1,246
Net occupancy & equipment	295	281
ATM expense	35	42
Professional fees	108	89
Regulatory fees	80	129
Director & advisory boards compensation	92	71
Supplies & postage	111	98
Other non-interest expense	376	390

TOTAL NON-INTEREST EXPENSES	2,414	2,346

Income before income taxes	1,441	1,242
Applicable income taxes	306	252

NET INCOME	$1,135	$990

OTHER COMPREHENSIVE INCOME:
Unrealized gains or losses on investment securities, net of tax of $11 in 2012 and $73 in 2011	(18)	(140)
Reclassification adjustment: (Gain) loss on sale of securities, net of tax of $— in 2012 and $1 in 2011	—	(3)

TOTAL OTHER COMPREHENSIVE INCOME	(18)	(143)

TOTAL COMPREHENSIVE INCOME	$1,117	$847

Basic Earnings Per Share	$0.81	$0.71

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance - January 1, 2011	$7,037	$415	$19,560	$(110)	$1,380	$28,282

Comprehensive income:
Net income			990			990
Change in net unrealized losses on securities available for sale, net of deferred income taxes					(143)	(143)

Total comprehensive income						847

Issuance of stock in connection with dividend reinvestment plan 1,013 shares	5	24				29

Cash dividends, $0.18 per share			(253)			(253)

Balance, March 31, 2011	$7,042	$439	$20,297	$(110)	$1,237	$28,905

Balance - January 1, 2012	$7,058	$522	$22,652	$(110)	$1,316	$31,438

Comprehensive income:
Net income			1,135			1,135
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					(18)	(18)

Total comprehensive income						1,117

Issuance of stock in connection with dividend reinvestment plan 1,165 shares	6	41				47

Cash dividends, $0.20 per share			(282)			(282)

Balance, March 31, 2012	$7,064	$563	$23,505	$(110)	$1,298	$32,320

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,135	$990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10	24
Depreciation and amortization	129	110
Net amortization of securities premium	44	90
Net realized gains on sales of securities	—	(4)
Net gain on sale of other real estate	(9)	(6)
Earnings on life insurance	(77)	(97)
Increase in other assets	(180)	(345)
(Decrease) increase in other liabilities	(333)	23

Net cash provided by operating activities	719	785

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	—	670
Purchases	(3,134)	(650)
Securities available for sale:
Maturities, calls and principal repayments	3,506	6,776
Purchases	(4,332)	(2,163)
Proceeds from sales	—	184
Net increase in loans receivable	(1,236)	(2,189)
Net decrease in Federal Home Loan Bank stock	92	113
Purchases of premises and equipment	(573)	(56)
Proceeds from sale of foreclosed real estate	54	—
Net maturities of interest bearing time deposits	—	—

Net cash (used in) provided by investing activities	(5,623)	2,685

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	1,862	41
Net increase (decrease) in time deposits	9,499	(2,247)
Net decrease in short-term borrowings	48	(831)
Repayment of long-term borrowings	—	(1,000)
Proceeds from issuance of common stock	47	29
Acquisition of treasury stock	—	—
Dividends paid	(282)	(253)

Net cash provided by (used by) financing activities	11,174	(4,261)

Net increase (decrease) in cash and cash equivalents	6,270	(791)
Cash and cash equivalents:
Beginning of year	9,938	10,554

End of period	16,208	$9,763

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$1,396	$1,544

Cash payments for income taxes	$—	$15

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 9, 2012.

Certain reclassifications have been made to prior period balances to conform to the current year’s presentation format.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through May 10, 2012, the date these financial statements were issued.

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

Note C - Comprehensive Income

The only other comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Unrealized holding gains (losses) arising during the period	$(29)	$(213)
Reclassification of gains realized in net income	—	(4)

	(29)	(217)
Deferred income tax effect	11	74

Change in accumulated other comprehensive income	$(18)	$(143)

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 1,407,998 and 1,403,885 as of March 31, 2012 and 2011, respectively.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $110,000 of standby letters of credit outstanding as of March 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

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

Amortized cost and fair value at March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
March 31, 2012:
U.S. agency securities	$5,177	$138	$—	$5,315
Mortgage-backed securities	64,648	1,621	(22)	66,247
Corporate securities	1,989	—	(136)	1,853
Equity securities	640	403	—	1,043

	$72,454	$2,162	$(158)	$74,458

December 31, 2011:
U.S. agency securities	$5,496	$169	$—	$5,665
Mortgage-backed securities	63,647	1,680	(15)	65,312
Corporate securities	1,989	—	(217)	1,772
Equity securities	640	415	—	1,055

	$71,772	$2,264	$(232)	$73,804

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

SECURITIES HELD TO MATURITY:
March 31, 2012:
State and municipal securities	$38,205	$2,021	$(395)	$39,831

	$38,205	$2,021	$(395)	$39,831

December 31, 2011:
State and municipal securities	$34,972	$2,082	$(415)	$36,639

	$34,972	$2,082	$(415)	$36,639

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2012

SECURITIES AVAILABLE FOR SALE:
Corporate securities	$1,360	$130	$493	$6	$1,853	$136
Mortgage-backed securities	6,627	22	—	—	6,627	22

	7,987	152	493	6	8,480	158

SECURITIES HELD TO MATURITY:
State and municipal securities	4,424	80	2,212	315	6,636	395

Total	$12,411	$232	$2,705	$321	$15,116	$553

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2011

SECURITIES AVAILABLE FOR SALE:
Corporate securities	$1,772	$217	$—	$—	$1,772	$217
Mortgage-backed securities	6,698	15	—	—	6,698	15

	8,470	232	—	—	8,470	232

SECURITIES HELD TO MATURITY:
State and municipal securities	1,045	19	3,185	396	4,230	415

Total	$9,515	$251	$3,185	$396	$12,700	$647

At March 31, 2012, ten mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.3%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At March 31, 2012, twenty-three state and municipal securities have unrealized losses with aggregate depreciation of 5.6% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

At March 31, 2012, four corporate securities have unrealized losses with aggregate depreciation of 6.8% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective company.

Gross realized gains and losses for the three months ending March 31, 2012 and March 31, 2011 were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)

March 31, 2012:
-	$—	$—	$—

	$—	$—	$—

March 31, 2011:
Mortgage-backed securities	$4	$—	$4

	$4	$—	$4

Amortized cost and fair value at March 31, 2012 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

1 year or less	$1,000	$1,001	$504	$517
Over 1 year through 5 years	5,164	5,286	11,016	11,358
Over 5 years through 10 years	1,002	881	16,742	17,819
Over 10 years	—	—	9,943	10,137
Mortgage-backed securities	64,648	66,247	—	—
Equity securities	640	1,043	—	—

	$72,454	$74,458	$38,205	$39,831

Note G - Loans

Allowance for loan losses and loans receivable at March 31, 2012 and December 31, 2011 are as follows:

Allowance for Loan Losses:

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
	(in Thousands)

December 31, 2011 Total Allowance for loan losses	$808	$1,082	$382	$86	$727	$3,085

Provision	43	6	19	(2)	(56)	10
Charge-offs	—	(507)	—	(2)	—	(509)
Recoveries	—	—	—	—	—	—

March 31, 2012 Total Allowance for loan losses	$851	$581	$401	$82	$671	$2,586

Ending balance for loans individually evaluated for impairment	$270	$161	$—	$—	$—	$431

Ending balance for loans collectively evaluated for impairment	$581	$420	$401	$82	$671	$2,155

Loans Receivable:

March 31, 2012	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Individually evaluated for impairment	$270	$4,227	$469	$—	$—	$4,966

Collectively evaluated for impairment	47,693	38,095	37,186	6,027	117,761	246,762

Total loans	$47,963	$42,322	$37,655	$6,027	$117,761	$251,728

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
	(in Thousands)

December 31, 2010 Total Allowance for loan losses	$730	$630	$—	$92	$702	$2,154

Provision	96	452	398	(5)	41	982
Charge-offs	(18)	—	(27)	(4)	(24)	(73)
Recoveries	—	—	11	3	8	22

December 31, 2011 Total Allowance for loan losses	$808	$1,082	$382	$86	$727	$3,085

Ending balance for loans individually evaluated for impairment	$296	$670	$—	$—	$—	$966

Ending balance for loans collectively evaluated for impairment	$512	$412	$382	$86	$727	$2,119

December 31, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Individually evaluated for impairment	$296	$4,477	$469	$—	$—	$5,242

Collectively evaluated for impairment	45,956	39,234	37,191	6,036	117,353	245,770

Total loans	$46,252	$43,711	$37,660	$6,036	$117,353	$251,012

Analysis of credit quality indicators is as follows:

March 31, 2012	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Pass	$46,594	$40,412	$33,970	$6,007	$115,944	$242,927
Special Mention	1,067	205	3,216	10	509	5,007
Substandard	32	1,574	469	10	1,308	3,393
Doubtful	270	131	—	—	—	401
Loss	—	—	—	—	—	—

Total	$47,963	$42,322	$37,655	$6,027	$117,761	$251,728

December 31, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Pass	$45,330	$41,008	$34,865	$6023	$115,838	$243,064
Special Mention	553	780	2,326	11	509	4,179
Substandard	73	1,285	469	2	1,006	2,835
Doubtful	296	638	—	—	—	934
Loss	—	—	—	—	—	—

Total	$46,252	$43,711	$37,660	$6,036	$117,353	$251,012

The following is a summary of impaired loans:

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	2,950	2,950	—	3,471	56
Agricultural	469	469	—	469	—

With an allowance recorded
Commercial	270	270	270	293	3
Commercial real estate	1,277	1,277	161	1,280	15

Total
Commercial	270	270	270	293	3

Commercial real estate	4,227	4,227	161	4,751	71
Agricultural	469	469	—	469	—

Total	$4,966	$4,966	$431	$5,513	$74

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Agricultural	469	469	—	472	31

With an allowance recorded
Commercial	296	296	296	267	11
Commercial real estate	4,477	4,477	670	4,492	212

Total
Commercial	296	296	296	267	11
Commercial real estate	4,477	4,477	670	4,492	212
Agricultural	469	469	—	472	31

Total	$5,242	$5,242	$966	$5,231	$254

Age analysis of past-due loans is as follows:

March, 31, 2012	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
Commercial	$107	$—	$—	$107	$47,856	$47,963	$—	$—	$270
Commercial Real Estate	37	—	—	37	42,285	42,322	—	—	2,774
Agricultural	405	—	469	874	36,781	37,655	—	—	175
Residential	239	158	144	541	117,220	117,761	—	—	972
Consumer	24	107	8	139	5,888	6,027	—	—	10

Total	$812	$265	$621	$1,698	$250,030	$251,728	$—	$—	$4,201

December, 31, 2011	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
Commercial	$121	$230	$7	$358	$45,894	$46,252	$—	$—	$7
Commercial Real Estate	133	130	34	297	43,414	43,711	—	—	100
Agricultural	177	—	—	177	37,483	37,660	—	—	—
Residential	831	249	101	1,181	116,172	117,353	—	—	528
Consumer	58	7	1	66	5,970	6,036	—	—	9

Total	$1,320	$616	$143	$2,079	$248,933	$251,012	$—	$—	$644

The following is a summary of Troubled Debt Restructurings:

	Three Months Ended March 31, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings Commercial - Mortgage	3	$3,457	$3,457

Troubled Debt Restructurings that Subsequently Defaulted	—	—	—

No additional funds are committed to be advanced in connection with any loans whose terms have been modified in troubled debt restructurings.

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

The following describes the valuation techniques used by the Corporation to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or transferability, and such adjustments are generally based on available market evidence (Level 3). The value of restricted Federal Reserve Bank stock, FHLB stock and Atlantic Central Bankers Bank stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows (in thousands):

Description	March 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U. S. agency securities	$5,315	$—	$5,315	$—

Mortgage-backed securities	66,247	—	66,247	—
Corporate securities	1,853	—	1,853	—
Equity securities	1,043	465	—	578

Securities available for sale	$74,458	$465	$73,415	$578

Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U. S. agency securities	$5,665	$—	$5,665	$—

Mortgage-backed securities	65,312	—	65,312	—
Corporate securities	1,772	—	1,772	—
Equity securities	1,055	460	—	595

Securities available for sale	$73,804	$460	$72,749	$595

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending March 31, 2012 and December 31, 2011 (in thousands).

	2012	2011
Fair Value, beginning of period	$595	$589
Total losses included in other comprehensive income	(17)	6
Purchases	—	—

Fair Value, end of period	$578	$595

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

Assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 are summarized below: (in thousands)

Description	March 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans, net	$4,535	$—	$—	$4,535
Foreclosed real estate	313	—	—	313

Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans, net	$4,276	$—	$—	$4,276
Foreclosed real estate	358	—	—	358

Total impaired loans had a carrying amount of $4,966,000 and $5,242,000, net of the valuation allowances of $431,000 and $966,000 as of March 31, 2012 and December 31, 2011, respectively. This resulted in additional provision for loan losses of $0 for the period ending March 31, 2012 and $803,000 for the period ending December 31, 2011.

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the three month period ended March 31, 2012 were as follows:

	Fair Value Measurements at March 31, 2012
	Impaired Loans	Other Real Estate Owned
Balance January 1, 2012	$4,276	$358
Total gains (losses) realized/unrealized
Included in earnings	—	9
Included in other comprehensive income	—	—
Purchases	—	—
Issuances	—	—
Sales	—	(54)
Settlements	(7)	—
Transfers into Level 3	266	—
Transfers out of Level 3	—	—

Balance March 31, 2012	$4,535	$313

Change in unrealized gains (losses) included in earnings for the period attributable to assets and liabilities still held at March 31, 2012	$—	$—

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2012.

	Quantitative information about Level 3 fair value measurements for March 31, 2012
	Fair Value	Valuation Techniques	Unobservable Input

Securities available for sale	$578	Last sale price	—

Impaired loans	$4,535	Discounted cash flow Discounted appraised value	Constant prepayment rate, selling cost and discount for lack of marketability

Other real estate owned	$313	Discounted appraised value	Selling cost and discount for lack of marketability

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2012 and December 31, 2011.

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

Life insurance:

The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

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

The estimated fair values of the Corporation’s financial instruments were as follows at March 31, 2012 and December 31, 2011.

	3/31/2012
	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)

Financial assets:
Cash and cash equivalents	$16,208	$16,208	$—	$—
Time certificates of deposit	198	198	—	—
Investment securities:
Available for sale	74,458	465	73,415	578
Held to maturity	39,831	—	39,831	—
Loans, net	251,890	—	247,355	4,535
Accrued interest receivable	1,332	1,332	—	—
Investment in life insurance	7,463	—	7,463	—
Restricted investment in bank stocks	2,029	—	2,029	—

Total financial assets	$393,409	$18,203	$370,093	$5,113

Financial liabilities:
Deposits	$346,739	$346,739	$—	$—
Short-term borrowings	2,733	—	2,733	—
Long-term debt	16,700	—	16,700	—
Junior subordinated debt	5,155	—	—	5,155
Accrued interest payable	293	293	—	—

Total financial liabilities	$371,620	$347,032	$19,433	$5,155

Off-balance sheet financial instruments	$—	$—	$—	$—

	12/31/2011
	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)

Financial assets:
Cash and cash equivalents	$9,938	$9,938	$—	$—
Time certificates of deposit	198	198	—	—
Investment securities:
Available for sale	73,804	460	72,749	595
Held to maturity	36,639	—	36,639	—
Loans, net	250,707	—	246,431	4,276
Accrued interest receivable	1,417	1,417	—	—
Investment in life insurance	7,399	—	7,399	—
Restricted investment in bank stocks	2,121	—	2,121	—

Total financial assets	$382,223	$12,013	$365,339	$4,871

Financial liabilities:
Deposits	$335,041	$335,041	$—	$—
Short-term borrowings	2,685	—	2,685	—
Long-term debt	16,799	—	16,799	—
Junior subordinated debt	5,155	—	—	5,155
Accrued interest payable	298	298	—	—

Total financial liabilities	$359,978	$335,339	$19,484	$5,155

Off-balance sheet financial instruments	$—	$—	$—	$—

Note H - New and Recently Adopted Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application was not permitted. The Company has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption was permitted because compliance with the amendments was already permitted. The amendments do not require transition disclosures. The Company has included the required disclosures in its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15,

2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Corporation to make estimates and assumptions (see footnote 1 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2011). The Corporation believes that of its significant accounting estimates, the allowance for loan losses and valuation of its securities may involve a higher degree of judgement and complexity.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns; if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of March 31, 2012.

Financial Condition

Total assets of the Corporation increased $11,958,000 or 3.1% during the first three months of 2012. Net loans increased $1,226,000 or 0.5%, cash and cash equivalents increased $6,270,000 or 63.1%, and securities increased $3,887,000 or 3.6% from December 31, 2011 to March 31, 2012.

Total deposits increased by $11,361,000 or 3.4% since year-end 2011. Short-term borrowings increased by $48,000 or 1.8%.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

Non-Performing Assets

(Dollars in Thousands)

	3/31/2012	12/31/2011

Non-accrual loans	$4,201	$644
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	4,201	644

Foreclosed real estate	313	358

Total Non-Performing Assets	$4,514	$1,002

Troubled debt restructurings	$4,227	$4,477

Other impaired loans	739	765

Ratios:
Non-performing loans to total loans	1.67%	0.26%
Non-performing assets to total loans and foreclosed real estate	1.79%	0.40%
Non-performing loans to allowance for loan losses	162.45%	20.88%

Total non-performing assets at March 31, 2012 increased $3,512,000 since December 31, 2011 as a result of the increase in loans in non-accrual status and the decrease in foreclosed real estate. The loans in non-accrual status include loans in the amount of $2,554,000 which are guaranteed by a U.S. government agency.

Results of Operations

Net income for the three month period ending March 31, 2012 was $1,135,000, or $0.81 per share, compared to $990,000, or $0.71 per share, for the same period in 2011. Annualized return on average equity was 14.32% for the first three months of 2012 and 14.00% for the same period in 2011. Annualized return on average assets was 1.17% for the first three months of 2012 and 1.08% for the same period in 2011.

The following table includes average balances for the quarters ending March 31, 2012 and March 31, 2011, rates and interest income and expense adjusted to an FTE basis, the interest rate spread, the net interest margin and the cost of funds:

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$72,921	$509	2.81%	$72,106	$558	3.14%
Tax-exempt	35,631	545	6.15%	32,088	512	6.47%

Total Securities	108,552	1,054	3.91%	104,194	1,070	4.16%

Other	5,896	9	0.61%	4,442	7	0.64%
Loans:
Taxable	233,588	3,524	6.07%	226,674	3,526	6.31%
Tax-exempt	15,275	226	5.95%	10,446	162	6.29%

Total Loans	248,863	3,750	6.06%	237,120	3,688	6.31%

Total Interest Earning Assets	363,311	4,813	5.33%	345,756	4,765	5.59%

Non-interest earnings assets	26,560			21,142

Total Assets	$389,871			$370,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$28,536	$12	0.17%	$26,947	$11	0.17%
Savings deposits	111,730	249	0.90%	97,532	214	0.89%
Time deposits	158,305	923	2.35%	160,459	1,094	2.77%

Total Interest Bearing Deposits	298,571	1,184	1.59%	284,938	1,319	1.88%
Short-term borrowings	2,699	9	1.34%	3,533	10	1.15%
Long-term debt	20,055	198	3.95%	21,055	204	3.93%

Total Interest Bearing Liabilities	321,425	1,391	1.74%	309,526	1,533	2.01%

Demand deposits, non-interest bearing	33,665			29,886
Other liabilities	2,893			2,815
Shareholders’ equity	31,888			28,671

Total Liabilities and Shareholders’ Equity	$389,871			$370,898

NET INTEREST INCOME		$3,422			$3,232

INTEREST RATE SPREAD			3.59%			3.58%

NET INTEREST MARGIN			3.79%			3.79%

COST OF FUNDS			1.54%			1.80%

Rate / Volume Analysis

	2012 versus 2011
	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(54)	$5	$(49)
Tax exempt	(21)	54	33
Other	1	1	2
Total loans	(114)	176	62

Total	(188)	236	48

Interest Bearing Liabilities
Demand deposits interest bearing	—	1	1
Savings deposits	4	31	35
Time deposits	(158)	(13)	(171)
Short – term borrowings	1	(2)	(1)
Long – term debt	3	(9)	(6)

Total	(150)	8	(142)

Net Interest Income	$(38)	$228	$190

Tax equivalent net interest income for the first three months of 2012 increased by $190,000 compared to the same period in 2011. For the first three months of 2012, the net interest margin on a fully tax equivalent (FTE) basis was 3.79% compared to 3.79% for the same period in 2011. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The decrease in the cost of funds of 0.26% from 1.80% in 2011 to 1.54% in 2012 was equal to the decrease in the yield on earning assets of 0.26% from 5.59% in 2011 to 5.33% in 2012.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $10,000 for the first three months of 2012 compared to $24,000 for the same time period in 2011. As a percentage of loans, the allowance for loan losses was 1.03% at March 31, 2012, compared to 1.23% at year-end 2011 and 0.91% at March 31, 2011. Impaired loans were $4,966,000 at March 31, 2012 compared to $5,242,000 at December 31, 2011. The decrease in impaired loans is the result of a $507,000 partial charge-off of a commercial real estate loan and the addition of another commercial real estate loan . At this time, no losses in excess of valuation allowance are anticipated. The Bank’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first three months of 2012 increased by $96,000 or 15.8% compared to the same period in 2011. Income from fiduciary activities decreased $41,000 and earnings on investment in life insurance decreased $20,000. These decreases were offset by increases of $21,000 on service charges on deposit accounts, $8,000 in ATM card fees and $129,000 in other income.

Total non-interest expense increased in the first three months of 2012 by $68,000 compared to the first three months of 2011. Employee compensation and benefits increased by $71,000 or 5.7% compared to the same period in 2011 as a result of merit increases and the addition of new personnel. Professional fees increased by $19,000, director and advisory board fees increased $21,000, net occupancy expense increased $14,000 and supplies and postage increased $13,000. These increases were offset by a decrease in FDIC and OCC expenses of $49,000. The decrease in FDIC and OCC expense is the result of the change in assessment base for FDIC insurance. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. It is anticipated that, over time, these costs are expected to be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $306,000 for the three month period ended March 31, 2012 compared to $252,000 for the same period in 2011. Income tax expense as a percentage of income before income taxes was 21.2% for the period compared to 20.3% for 2011. Tax exempt income comprised a smaller portion of pre-tax income in 2012 than 2011, resulting in a higher effective tax rate in 2012. The reason the Corporation’s effective tax rate is below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $341,910,000 in deposits at March 31, 2012, which increased $11,361,000 over total deposits of $330,549,000 at year-end 2011. Other sources of liquidity at March 31, 2012 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $6,201,000, (2) securities maturing in one year or less, which totaled $1,505,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $32,320,000 as of March 31, 2012, representing an $882,000 increase from December 31, 2011. The growth in capital was a result of net earnings retention of $853,000, a decrease in accumulated other comprehensive income of $18,000 and an increase in common stock and surplus of $47,000 as a result of the Corporation’s dividend reinvestment plan. The decrease in other comprehensive income is due to the decrease in value of the Corporation’s available for sale securities.

At March 31, 2012, the Bank had a Tier I leverage ratio of 9.10%, a Tier I capital to risk-based assets ratio of 16.85% and a total capital to risk-based assets ratio of 18.11%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s Interim President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Interim President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A.	Risk Factors

(Not required of a smaller reporting company)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended March 31, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

January 1 through January 31	0	$0.00	0	96,344

February 1 through February 29	0	$0.00	0	96,344

March 1 through March 31	0	$0.00	0	96,344

Total for the period	0		0

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File - Furnished * herewith.

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2012	BY:	/s/ Scott E. Fritz
Scott E. Fritz
Interim President
(Principal Executive Officer)

Date: May 10, 2012	BY:	/s/ Richard R. Leitzel
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