Form 10-Q
period 2012-06-30
FIRST COMMUNITY FINANCIAL CORP
filed 2012-08-13
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2012
Common Stock, par value $5.00	1,409,860 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$10,877	$9,129
Interest bearing deposits with banks	2,328	218
Federal funds sold	4,601	591

Cash & cash equivalents	17,806	9,938
Time certificates of deposit	198	198
Securities available for sale	82,276	73,804
Securities held to maturity, fair value 2012 $ 43,247; 2011 $ 36,639	40,951	34,972
Loans	253,908	251,012
Less: Allowance for loan losses	(2,703)	(3,085)
Less: Deferred loan fees and costs, net	(209)	(224)

Net loans	250,996	247,703
Premises and equipment, net	7,880	7,461
Restricted investment in bank stocks	1,942	2,121
Investment in life insurance	7,527	7,399
Other assets	5,017	4,287

TOTAL ASSETS	$414,593	$387,883

LIABILITIES
Deposits:
Non-interest bearing	$35,644	$35,994
Interest bearing	319,838	294,555

Total deposits	355,482	330,549
Short-term borrowings	2,844	2,685
Long-term borrowings	15,000	15,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,802	3,056

TOTAL LIABILITIES	381,283	356,445

SHAREHOLDERS’ EQUITY
Preferred stock, without par value;
10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2012 -1,413,516; 2011 – 1,411,526 Shares outstanding; 2012- 1,409,860; 2011 – 1,407,870	7,068	7,058
Capital in excess of par value	592	522
Retained earnings	24,440	22,652
Treasury stock, at cost 2012 – 3,656 shares; 2011– 3,656 shares	(110)	(110)
Accumulated other comprehensive income	1,320	1,316

TOTAL SHAREHOLDERS’ EQUITY	33,310	31,438

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$414,593	$387,883

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest & fees on loans	$3,614	$3,641	$7,287	$7,274
Interest on taxable securities	499	556	1,008	1,114
Interest on tax-exempt securities	381	341	741	679
Other interest & dividends	10	9	19	16

TOTAL INTEREST INCOME	4,504	4,547	9,055	9,083

INTEREST EXPENSE
Interest on deposits	1,187	1,302	2,371	2,621
Interest on short term borrowings	10	9	19	19
Interest on long term borrowings	197	194	395	398

TOTAL INTEREST EXPENSE	1,394	1,505	2,785	3,038

NET INTEREST INCOME	3,110	3,042	6,270	6,045
Provision for loan losses	101	127	111	151

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,009	2,915	6,159	5,894

NON-INTEREST INCOME
Service charges on deposits	196	191	394	368
Fiduciary activities	204	180	297	314
Earnings on investment in life insurance	76	75	153	172
ATM card fees	139	143	269	265
Realized gains on sales of securities	98	8	98	12
Realized gains on sale of foreclosed real estate	5	—	14	6
Other income	241	211	439	280

TOTAL OTHER INCOME	959	808	1,664	1,417

NON-INTEREST EXPENSES
Employee compensation & benefits	1,310	1,222	2,627	2,468
Net occupancy & equipment	305	267	600	548
ATM expense	44	52	79	94
Professional fees	158	175	266	264
Director & advisory boards compensation	81	85	173	156
Supplies & postage	62	73	173	171
FDIC and OCC assessments	84	77	164	206
Other non-interest expenses	355	361	731	751

TOTAL NON-INTEREST EXPENSES	2,399	2,312	4,813	4,658

Income before income taxes	1,569	1,411	3,010	2,653
Income tax expense	345	319	651	571

NET INCOME	$1,224	$1,092	$2,359	$2,082

OTHER COMPREHENSIVE INCOME:
Unrealized gains or losses on investment securities, net of tax of $34 in 2012 and $93 in 2011	88	321	70	181
Reclassification adjustment: (gain) loss on sale of securities, net of tax of $33 in 2012 and $4 in 2011	(66)	(5)	(66)	(8)

TOTAL OTHER COMPREHENSIVE INCOME	22	316	4	173

TOTAL COMPREHENSIVE INCOME	$1,246	$1,408	$2,363	$2,255

Basic earnings per share	$0.87	$0.78	$1.67	$1.48

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

          Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance – January 1, 2011	$7,037	$415	$19,560	$(110)	$1,380	$28,282

Comprehensive income:
Net income			2,082			2,082
Change in net unrealized losses on securities available for sale, net of deferred income taxes					173	173

Total comprehensive income						2,255
Issuance of stock in connection with dividend reinvestment plan 1,928 shares	10	47				57
Cash dividends, $0.365 per share			(513)			(513)

Balance, June 30, 2011	$7,047	$462	$21,129	$(110)	$1,553	$30,081

Balance – January 1, 2012	$7,058	$522	$22,652	$(110)	$1,316	$31,438

Comprehensive income:
Net income			2,359			2,359
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					4	4

Total comprehensive income						2,363
Issuance of stock in connection with dividend reinvestment plan 1,990 shares	10	70				80
Cash dividends, $0.405 per share			(571)			(571)

Balance, June 30, 2012	$7,068	$592	$24,440	$(110)	$1,320	$33,310

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,359	$2,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	111	151
Depreciation and amortization	261	217
Net amortization of securities premium	134	139
Net realized gains on sales of securities	(98)	(12)
Net gain on sale of other real estate	(14)	(6)
Earnings on life insurance	(153)	(172)
Increase in other assets	(751)	(302)
(Decrease) increase in other liabilities	(254)	(30)

Net cash provided by operating activities	1,595	2,067

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	210	940
Purchases	(6,002)	(2,500)
Securities available for sale:
Maturities, calls and principal repayments	9,674	11,703
Purchases	(19,901)	(10,054)
Proceeds from sales	1,537	213
Net increase in loans receivable	(3,404)	(4,435)
Net decrease in Federal Home Loan Bank stock	179	220
Purchases of premises and equipment	(680)	(780)
Proceeds from sale of foreclosed real estate	59	—
Net maturities of interest bearing time deposits	—	—

Net cash (used in) provided by investing activities	(18,328)	(4,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	(350)	(413)
Net increase (decrease) in time deposits	25,283	3,377
Net increase (decrease) in short-term borrowings	159	(1,230)
Repayment of long-term borrowings	—	(1,000)
Proceeds from issuance of common stock	80	57
Acquisition of treasury stock	—	—
Dividends paid	(571)	(513)

Net cash provided by (used by) financing activities	24,601	278

Net increase (decrease) in cash and cash equivalents	7,868	(2,348)
Cash and cash equivalents:
Beginning of year	9,938	10,554

End of period	$17,806	$8,206

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$2,806	$3,067

Cash payments for income taxes	$513	$580

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$—	$—

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2011, included in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 9, 2012.

Certain reclassifications have been made to prior period balances to conform to the current year’s presentation format. The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 13, 2012, the date these financial statements were issued.

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

Note C – Comprehensive Income

The only other comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Unrealized holding gains arising during the period	$131	$487	$104	$274
Reclassification of gains realized in net income	(98)	(8)	(98)	(12)

	33	479	6	262
Income tax effect	(11)	(163)	(2)	(89)

Change in accumulated other comprehensive income	$22	$316	$4	$173

Note D – Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,408,551 for the six months ended June 30, 2012 and 1,409,117 for the three months ended June 30, 2012. The weighted average number of shares outstanding was 1,404,367 for the six months ended June 30, 2011 and 1,404,844 for the three months ended June 30, 2011.

Note E – Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The

Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $231,000 of standby letters of credit outstanding as of June 30, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2012 for guarantees under standby letters of credit issued is not material.

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

Amortized cost and fair value at June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES AVAILABLE FOR SALE:
June 30, 2012:
U.S. agency securities	$5,763	$143	$—	$5,906
Mortgage-backed securities	71,846	1,645	(49)	73,442
Corporate securities	1,990	—	(103)	1,887
Equity securities	640	401	—	1,041

	$80,239	$2,189	$(152)	$82,276

December 31, 2011:
U.S. agency securities	$5,496	$169	$—	$5,665
Mortgage-backed securities	63,647	1,680	(15)	65,312
Corporate securities	1,989	—	(217)	1,772
Equity securities	640	415	—	1,055

	$71,772	$2,264	$(232)	$73,804

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES HELD TO MATURITY:
June 30, 2012:
State and municipal securities	$40,951	$2,566	$(270)	$43,247

	$40,951	$2,566	$(270)	$43,247

December 31, 2011:
State and municipal securities	$34,972	$2,082	$(415)	$36,639

	$34,972	$2,082	$(415)	$36,639

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2012
SECURITIES AVAILABLE FOR SALE:
Corporate securities	$443	$51	$1,444	$52	$1,887	$103
Mortgage-backed securities	12,395	49	—	—	12,395	49

	12,838	100	1,444	52	14,282	152

SECURITIES HELD TO MATURITY:
State and municipal securities	4,740	57	2,125	213	6,865	270

Total	$17,578	$157	$3,569	$265	$21,147	$422

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2011
SECURITIES AVAILABLE FOR SALE:
Corporate securities	$1,772	$217	$—	$—	$1,772	$217
Mortgage-backed securities	6,698	15	—	—	6,698	15

	8,470	232	—	—	8,470	232

SECURITIES HELD TO MATURITY:
State and municipal securities	1,045	19	3,185	396	4,230	415

Total	$9,515	$251	$3,185	$396	$12,700	$647

At June 30, 2012, fifteen mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.4%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At June 30, 2012, twenty-three state and municipal securities have unrealized losses with aggregate depreciation of 3.8% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

At June 30, 2012, four corporate securities have unrealized losses with aggregate depreciation of 5.2% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective company.

Gross realized gains and losses for the six months ending June 30, 2012 and June 30, 2011 were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
June 30, 2012:
Mortgage-backed securities	$98	$—	$98

	$98	$—	$98

June 30, 2011:
Mortgage-backed securities	$12	$—	$12

	$12	$—	$12

Amortized cost and fair value at June 30, 2012 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
1 year or less	$2,509	$2,516	$989	$999
Over 1 year through 5 years	4,242	4,367	12,939	13,404
Over 5 years through 10 years	1,002	910	17,185	18,536
Over 10 years	—	—	9,838	10,308
Mortgage-backed securities	71,846	73,442	—	—
Equity securities	640	1,041	—	—

	$80,239	$82,276	$40,951	$43,247

Note G – Loans

Allowance for loan losses and loans receivable at June 30, 2012 and December 31, 2011 are as follows:

Allowance for Loan Losses:

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
	(in Thousands)
December 31, 2011 Total Allowance for loan losses	$808	$1,082	$382	$86	$727	$3,085
Provision	56	34	9	14	(2)	111
Charge-offs	—	(531)	—	(17)	—	(548)
Recoveries	—	55	—	—	—	55

June 30, 2012 Total Allowance for loan losses	$864	$640	$391	$83	$725	$2,703

Ending balance for loans individually evaluated for impairment	$247	$158	$—	$—	$—	$405

Ending balance for loans collectively evaluated for impairment	$617	$482	$391	$83	$725	$2,298

Loans Receivable:

June 30, 2012	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Individually evaluated for impairment	$247	$4,584	$1,852	$—	$—	$6,683
Collectively evaluated for impairment	49,165	38,368	35,356	5,864	118,472	247,225

Total loans	$49,412	$42,952	$37,208	$5,864	$118,472	$253,908

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
	(in Thousands)
December 31, 2010 Total Allowance for loan losses	$730	$630	$—	$92	$702	$2,154
Provision	96	452	398	(5)	41	982
Charge-offs	(18)	—	(27)	(4)	(24)	(73)
Recoveries	—	—	11	3	8	22

December 31, 2011 Total Allowance for loan losses	$808	$1,082	$382	$86	$727	$3,085

Ending balance for loans individually evaluated for impairment	$296	$670	$—	$—	$—	$966

Ending balance for loans collectively evaluated for impairment	$512	$412	$382	$86	$727	$2,119

December 31, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Individually evaluated for impairment	$296	$4,477	$469	$—	$—	$5,242
Collectively evaluated for impairment	45,956	39,234	37,191	6,036	117,353	245,770

Total loans	$46,252	$43,711	$37,660	$6,036	$117,353	$251,012

Analysis of credit quality indicators is as follows:

June 30, 2012	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Pass	$47,979	$41,100	$29,460	$5,851	$116,444	$240,943
Special Mention	1,061	59	4,509	10	508	6,147
Substandard	125	1,793	3,239	3	1,520	6,571
Doubtful	247	—	—	—	—	247
Loss	—	—	—	—	—	—

Total	$49,412	$42,952	$37,208	$5,864	$118,472	$253,908

December 31, 2011	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
Pass	$45,330	$41,008	$34,865	$6023	$115,838	$243,064
Special Mention	553	780	2,326	11	509	4,179
Substandard	73	1,285	469	2	1,006	2,835
Doubtful	296	638	—	—	—	934
Loss	—	—	—	—	—	—

Total	$46,252	$43,711	$37,660	$6,036	$117,353	$251,012

The following is a summary of impaired loans:

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	3,329	3,329	—	3,685	88
Agricultural	1,852	1,852	—	1,827	47
With an allowance recorded
Commercial	247	247	247	278	7
Commercial real estate	1,255	1,255	158	1,269	31
Total
Commercial	247	247	247	278	7
Commercial real estate	4,584	4,584	158	4,954	119
Agricultural	1,852	1,852	—	1,827	47

Total	$6,683	$6,683	$405	$7,059	$173

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Agricultural	469	469	—	472	31
With an allowance recorded
Commercial	296	296	296	267	11
Commercial real estate	4,477	4,477	670	4,492	212
Total
Commercial	296	296	296	267	11
Commercial real estate	4,477	4,477	670	4,492	212
Agricultural	469	469	—	472	31

Total	$5,242	$5,242	$966	$5,231	$254

Age analysis of past-due loans is as follows:

June 30, 2012	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
Commercial	$25	$106	$10	$141	$49,271	$49,412	$—	$—	$350
Commercial Real Estate	—	—	468	468	42,484	42,952	—	—	3,006
Agricultural	—	11	396	407	36,801	37,208	—	—	405
Residential	1,180	228	329	1,737	116,735	118,472	—	—	3
Consumer	11	33	2	46	5,818	5,864	—	—	1,366

Total	$1,216	$378	$1,205	$2,799	$251,109	$253,908	$—	$—	$5,130

December, 31, 2011	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
Commercial	$121	$230	$7	$358	$45,894	$46,252	$—	$—	$7
Commercial Real Estate	133	130	34	297	43,414	43,711	—	—	100
Agricultural	177	—	—	177	37,483	37,660	—	—	—
Residential	831	249	101	1,181	116,172	117,353	—	—	528
Consumer	58	7	1	66	5,970	6,036	—	—	9

Total	$1,320	$616	$143	$2,079	$248,933	$251,012	$—	$—	$644

The following is a summary of Troubled Debt Restructurings:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial—Mortgage	1	$1,259	$1,259	4	$4,716	$4,716
Troubled Debt Restructurings that Subsequently Defaulted	—	$—	$—	—	$—	$—

No additional funds are committed to be advanced in connection with any loans whose terms have been modified in troubled debt restructurings.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows (in thousands):

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
U. S. agency securities	$5,906	$—	$5,906	$0
Mortgage-backed securities	73,442	—	73,442	0
Corporate securities	1,887	—	1,887	0
Equity securities	1,041	463	—	578

Securities available for sale	$82,276	$463	$81,235	$578

Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
U. S. agency securities	$5,665	$—	$5,665	$—
Mortgage-backed securities	65,312	—	65,312	—
Corporate securities	1,772	—	1,772	—
Equity securities	1,055	460	—	595

Securities available for sale	$73,804	$460	$72,749	$595

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending June 30, 2012 and December 31, 2011 (in thousands).

	2012	2011
Fair Value, beginning of period	$595	$589
Total gains (losses) included in other comprehensive income	(17)	6
Purchases	—	—

Fair Value, end of period	$578	$595

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

Assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 are summarized below: (in thousands)

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans, net	$6,278	$—	$—	$6,278
Foreclosed real estate	313	—	—	313

Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans, net	$4,276	$—	$—	$4,276
Foreclosed real estate	358	—	—	358

Total impaired loans had a carrying amount of $6,683,000 and $5,242,000, net of the valuation allowances of $405,000 and $966,000, as of June 30, 2012 and December 31, 2011, respectively. This resulted in additional provision for loan losses of $0 for the period ending June 30, 2012 and $803,000 for the period ending December 31, 2011.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2012.

	Quantitative information about Level 3 fair value measurements for June 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input
Securities available for sale	$578	Last sale price	—
Impaired loans	$6,278	Discounted cash flow Discounted appraised value	Constant prepayment rate, selling cost and discount for lack of marketability
Other real estate owned	$313	Discounted appraised value	Selling cost and discount for lack of marketability

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2012 and December 31, 2011.

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

The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,806	$17,806	$17,806	$—	$—
Time certificates of deposit	198	198	198	—	—
Investment securities:
Available for sale	82,276	82,276	463	81,235	578
Held to maturity	40,951	43,247	—	43,247	—
Loans, net	250,996	253,751	—	—	253,751
Accrued interest receivable	1,507	1,507	1,507	—	—
Investment in life insurance	7,527	7,527	—	7,527	—
Restricted investment in bank stocks	1,942	1,942	—	1,942	—
Mortgage servicing rights	454	454	—	454	—

Total financial assets	$403,657	$408,708	$19,974	$134,405	$254,329

Financial liabilities:
Deposits	$355,482	$360,722	$—	$360,722	$—
Short-term borrowings	2,844	2,844	—	2,844	—
Long-term debt	15,000	16,729	—	16,729	—
Junior subordinated debt	5,155	5,155	—	—	5,155
Accrued interest payable	277	277	277	—	—

Total financial liabilities	$378,758	$385,727	$277	$380,295	$5,155

Off-balance sheet financial instruments	$—	$—	$—	$—	$—

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,938	$9,938
Time certificates of deposit	198	198
Investment securities:
Available for sale	73,804	73,804
Held to maturity	34,972	36,639
Loans, net	247,703	250,707
Accrued interest receivable	1,417	1,417
Investment in life insurance	7,399	7,399
Restricted investment in bank stocks	2,121	2,121
Mortgage servicing rights	355	355

Total financial assets	$377,907	$382,578

Financial liabilities:
Deposits	$330,549	$335,041
Short-term borrowings	2,685	2,685
Long-term debt	15,000	16,799
Junior subordinated debt	5,155	5,155
Accrued interest payable	298	298

Total financial liabilities	$353,687	$359,978

Off-balance sheet financial instruments	$—	$—

Note H – New and Recently Adopted Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application was not permitted. The Corporation has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption was permitted because compliance with the amendments was already permitted. The amendments do not require transition disclosures. The Corporation has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Corporation does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Corporation has included the required disclosures in its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of this amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived tangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that an asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns; if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of June 30, 2012.

Financial Condition

Total assets of the Corporation increased $26,710,000, or 6.9%, during the first six months of 2012. Net loans increased $3,293,000, or 1.3%, cash and cash equivalents increased $7,868,000, or 79.2%, and securities increased $14,451,000, or 13.3%, from December 31, 2011 to June 30, 2012.

Total deposits increased by $24,933,000, or 7.5%, since year-end 2011. Short-term borrowings increased by $159,000, or 5.9%.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

	Non-Performing Assets
	(Dollars in Thousands)
	6/30/2012	12/31/2011
Non-accrual loans	$5,130	$644
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	5,130	644
Foreclosed real estate	313	358

Total Non-Performing Assets	$5,443	$1,002

Troubled debt restructurings still accruing	$1,255	$4,477

Other impaired loans still accruing	$1,385	$765

Ratios:
Non-performing loans to total loans	2.02%	0.26%
Non-performing assets to total loans and foreclosed real estate	2.14%	0.40%
Non-performing loans to allowance for loan losses	189.79%	20.88%

Total non-performing assets at June 30, 2012 increased $4,441,000 since December 31, 2011 as a result of the increase in loans in non-accrual status and the decrease in foreclosed real estate. Non-accrual loans increased $4,486,000, primarily due to the addition of three commercial real estate loan relationships, of which $2,554,000 are guaranteed by a U.S. government agency.

Results of Operations

Net income for the six months ending June 30, 2012 was $2,359,000, or $1.67 per share, compared to $2,082,000, or $1.48 per share, for the same period in 2011. Annualized return on average equity was 14.66% for the first six months of 2012 and 14.45% for the same period in 2011. Annualized return on average assets was 1.19% for the first six months of 2012 and 1.12% for the same period in 2011.

Net income for the quarter ending June 30, 2012 was $1,224,000, or $0.87 per share, compared to $1,092,000, or $0.78 per share, for the same period in 2011. Annualized return on average equity was 14.99% for the second quarter of 2012 and 14.88% for the same period in 2011. Annualized return on average assets was 1.20% for the second quarter of 2012 and 1.16% for the same period in 2011.

The following tables include average balances for the six months ended June 30, 2012 and June 30, 2011 and quarters ending June 30, 2012 and June 30, 2011, rates and interest income and expense adjusted to an FTE basis, the interest rate spread, the net interest margin and the cost of funds:

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

(Six Months ended June 30)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$75,511	$1,008	$2.68%	$71,418	$1,114	3.15%
Tax-exempt	37,614	1,123	6.00%	32,120	1,029	6.46%

Total Securities	113,125	2,131	3.79%	103,538	2,143	4.17%

Other	7,668	19	0.50%	5,835	16	0.55%
Loans:
Taxable	234,373	6,988	6.00%	227,268	7,044	6.25%
Tax-exempt	15,396	453	5.92%	11,153	348	6.29%

Total Loans	249,769	7,441	5.99%	238,421	7,392	6.25%

Total Interest Earning Assets	370,562	9,591	5.20%	347,794	9,551	5.54%

Non-interest earnings assets	29,584			26,050

Total Assets	$400,146			$373,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$31,224	$29	0.19%	$27,239	$22	0.16%
Savings deposits	116,964	497	0.85%	100,803	446	0.89%
Time deposits	159,807	1,845	2.32%	158,749	2,153	2.73%

Total Interest Bearing Deposits	307,995	2,371	1.55%	286,791	2,621	1.84%
Short-term borrowings	2,805	19	1.36%	3,290	19	1.16%
Long-term debt	20,155	395	3.94%	20,603	398	3.90%

Total Interest Bearing Liabilities	330,955	2,785	1.69%	310,684	3,038	1.97%

Demand deposits, non-interest bearing	34,008			31,300
Other liabilities	2,817			2,803
Shareholders’ equity	32,366			29,057

Total Liabilities and Shareholders’ Equity	$400,146			$373,844

NET INTEREST INCOME		$6,806			$6,513

INTEREST RATE SPREAD			3.51%			3.57%

NET INTEREST MARGIN			3.69%			3.78%

COST OF FUNDS			1.51%			1.76%

Rate / Volume Analysis

Six Months Ended June 30

2012 versus 2011

	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(161)	$55	$(106)
Tax exempt	(70)	164	94
Other	—	3	3
Total loans	(287)	336	49

Total	(518)	558	40

Interest Bearing Liabilities
Demand deposits interest bearing	4	3	7
Savings deposits	(18)	69	51
Time deposits	(320)	12	(308)
Short – term borrowings	3	(3)	—
Long – term debt	6	(9)	(3)

Total	(325)	72	(253)

Net Interest Income	$(193)	$486	$293

Net interest income for the first six months of 2012 increased by $ 225,000, or 3.7%, compared to the same period in 2011. The reasons for the increase in net interest income were an increase in interest earning assets partially offset by a decrease in net interest margin. For the first six months of 2012, the net interest margin on a fully tax equivalent (FTE) basis was 3.69% compared to 3.78% for the same period in 2011. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary drivers of the decrease in the net interest margin was the decrease in the cost of funds of 0.25% from 1.76% during the first six months of 2011 to 1.51% during the same period in 2012, which was more than offset by a decrease in the yield on earning assets of 0.34% from 5.54% in 2011 to 5.20% in 2012.

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

(Three Months ended June 30)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$79,914	$499	$2.51%	$70,935	$556	3.14%
Tax-exempt	39,596	578	5.87%	32,151	517	6.45%

Total Securities	119,510	1,077	3.62%	103,086	1,073	4.17%

Other	9,441	10	0.29%	7,212	9	0.50%
Loans:
Taxable	235,157	3,464	5.92%	227,855	3,518	6.19%
Tax-exempt	15,518	227	5.88%	11,852	186	6.29%

Total Loans	250,675	3,691	5.92%	239,707	3,704	6.20%

Total Interest Earning Assets	379,626	4,778	5.06%	350,005	4,786	5.48%

Non-interest earnings assets	30,794			26,750

Total Assets	$410,420			$376,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$32,649	$17	0.21%	$27,527	$11	0.16%
Savings deposits	122,225	248	0.82%	104,039	232	0.89%
Time deposits	161,281	922	2.30%	157,057	1,059	2.70%

Total Interest Bearing Deposits	316,155	1,187	1.51%	288,623	1,302	1.81%
Short-term borrowings	2,912	10	1.38%	3,049	9	1.18%
Long-term debt	20,155	197	3.93%	20,155	194	3.86%

Total Interest Bearing Liabilities	339,222	1,394	1.65%	311,827	1,505	1.94%

Demand deposits, non-interest bearing	35,615			32,698
Other liabilities	2,741			2,791
Shareholders’ equity	32,842			29,439

Total Liabilities and Shareholders’ Equity	$410,420			$376,755

NET INTEREST INCOME		$3,384			$3,281

INTEREST RATE SPREAD			3.41%			3.55%

NET INTEREST MARGIN			3.59%			3.76%

COST OF FUNDS			1.48%			1.72%

Rate / Volume Analysis

Three Month ended June 30

2012 versus 2011

	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(113)	$56	$(57)
Tax exempt	(48)	109	61
Other	1	—	1
Total loans	(175)	162	(13)

Total	(335)	327	(8)

Interest Bearing Liabilities
Demand deposits interest bearing	3	3	6
Savings deposits	(21)	37	16
Time deposits	(161)	24	(137)
Short – term borrowings	1	—	1
Long – term debt	3	—	3

Total	(175)	64	(111)

Net Interest Income	$(160)	$263	$103

Net interest income for the quarter ended June 30, 2012 increased by $68,000 compared to the same period in 2011. Net interest margin for the quarter ended June 30, 2012 was 3.59% compared to 3.76% during the same period in 2011. The decrease in the yield on earning assets from 5.48% for the three months ending June 30, 2011 to 5.06% for the same period in 2012 was more than offset by the decrease in the cost of funds from 1.72% during 2011 to 1.48% during 2012.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $111,000 for the first six months of 2012 compared to $151,000 for the same time period in 2011. As a percentage of loans, the allowance for loan losses was 1.06% at June 30, 2012, compared to 1.23% at year-end 2011 and 0.93% at June 30, 2011. Impaired loans were $6,683,000 at June 30, 2012 compared to $5,242,000 at December 31, 2011. The increase in impaired loans is due to the addition of other commercial real estate loans partially offset by the charge-off of $507,000. At this time, no losses in excess of valuation allowance are anticipated. The Bank’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first six months of 2012 increased by $247,000 or 17.4% compared to the same period in 2011. Securities gains increased by $86,000 and other income increased by $159,000, primarily due to an increase in mortgage servicing fees. These increases were offset by a decrease in income from fiduciary activities of $17,000, and a decrease in earnings on investment life insurance of $19,000 during the first six months of 2012 compared to the same period in 2011.

Non-interest income for the quarter ending June 30, 2012 was $959,000 compared to $808,000 in 2011. This increase is primarily related to the increase in income from fiduciary activities of $24,000, an increase in securities gains of $90,000 and the increase in other income of $30,000 due to an increase in mortgage servicing fees.

Total non-interest expense increased in the first six months of 2012 by $155,000 compared to the first six months of 2011. Employee compensation and benefits increased $159,000 in the first six months of 2012 compared to 2011. The increase in salaries and wages is the result of merit increases as well as additional staff positions added to support recent loan and deposit growth. The FDIC/OCC expense decreased $42,000. The decrease in FDIC/OCC expense is due to the change in the assessment base in the second quarter of 2011. Net occupancy expense increased $52,000 primarily because of the opening of our Newport office. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending June 30, 2012, total non-interest expense increased $87,000 compared to the second quarter of 2011. The primary reasons for this increase were the increase in salaries and wages of $88,000 and an increase in net occupancy and equipment of $38,000. These increases were offset by a decrease in professional fees of $17,000.

Income tax expense was $651,000 for the six month time period ending June 30, 2012 compared to $571,000 for the same time period in 2011. Income tax expense as a percentage of income before income taxes was 21.6% for the period compared to 21.5% for 2011. The reason for the increase in the effective tax rate is tax-exempt income as a percentage of income before taxes was lower in 2012 than 2011. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Income tax expense was $345,000 for the three month time period ending June 30, 2012 compared to $319,000 for the same time period in 2011. Income tax expense as a percentage of income before income taxes was 22.0% for the period compared to 22.6% for 2011. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher during the quarter in 2012 than 2011.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $355,482,000 in deposits at June 30, 2012, which increased $24,933,000 over total deposits of $330,549,000 at year-end 2011. Other sources of liquidity at June 30, 2012 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $6,929,000, (2) securities maturing in one year or less, which totaled $3,498,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $33,310,000 as of June 30, 2012, representing a $1,872,000 increase from December 31, 2011. The growth in capital was a result of net earnings retention of $1,788,000, an increase in accumulated other comprehensive income of $4,000 and an increase in common stock and surplus of $80,000 as a result of the Corporation’s dividend reinvestment plan. The increase in other comprehensive income is due to the increase in value of the Corporation’s available for sale securities.

At June 30, 2012, the Bank had a Tier I leverage ratio of 8.83%, a Tier I capital to risk-based assets ratio of 16.65% and a total capital to risk-based assets ratio of 17.90%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President & CEO (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our President & CEO and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A. Risk Factors

(Not required of a smaller reporting company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of First Community Financial Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended June 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
April 1 through April 30	0	$0.00	0	96,344
May 1 through May 31	0	$0.00	0	96,344
June 1 through June 30	0	$0.00	0	96,344

Total for the period	0		0

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

FIRST COMMUNITY FINANCIAL CORPORATION (Registrant)

Date: August 13, 2012	BY:	/s/ Scott E. Fritz
Scott E. Fritz
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	BY:	/s/ Richard R. Leitzel
Richard R. Leitzel
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File – Furnished * herewith.

These interactive data files shall not be deemed filed for the purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange act of 1934, as amended, or otherwise subject to liability under these sections.