Form 10-Q
period 2012-09-30
FIRST COMMUNITY FINANCIAL CORP
filed 2012-11-13
CIK 763293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2012
Common Stock, par value $5.00	1,410,743 Shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share Data)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Cash & due from banks	$10,153	$9,129
Interest bearing deposits with banks	1,964	218
Federal funds sold	3,013	591

Cash & cash equivalents	15,130	9,938
Time certificates of deposit	198	198
Securities available for sale	88,388	73,804
Securities held to maturity, fair value 2012 $ 49,813; 2011 $ 36,639	47,273	34,972
Loans	255,131	251,012
Less: Allowance for loan losses	(2,790)	(3,085)
Less: Deferred loan fees and costs, net	(201)	(224)

Net loans	252,140	247,703
Premises and equipment, net	8,023	7,461
Restricted investment in bank stocks	1,787	2,121
Investment in life insurance	7,588	7,399
Other assets	4,764	4,287

TOTAL ASSETS	$425,291	$387,883

LIABILITIES
Deposits:
Non-interest bearing	$39,197	$35,994
Interest bearing	325,606	294,555

Total deposits	364,803	330,549
Short-term borrowings	3,064	2,685
Long-term borrowings	15,000	15,000
Junior subordinated debt	5,155	5,155
Other liabilities	2,902	3,056

TOTAL LIABILITIES	390,924	356,445

SHAREHOLDERS’ EQUITY
Preferred stock, without par value; 10,000,000 shares authorized and unissued	—	—
Common stock, $ 5.00 par value; 10,000,000 shares authorized Shares issued; 2012 -1,414,399; 2011 – 1,411,526 Shares outstanding; 2012- 1,410,743; 2011 – 1,407,870	7,072	7,058
Capital in excess of par value	622	522
Retained earnings	25,280	22,652
Treasury stock, at cost 2012 – 3,656 shares; 2011– 3,656 shares	(110)	(110)
Accumulated other comprehensive income	1,503	1,316

TOTAL SHAREHOLDERS’ EQUITY	34,367	31,438

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$425,291	$387,883

See accompanying notes.

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest & fees on loans	$3,651	$3,718	$10,938	$10,992
Interest on taxable securities	484	573	1,492	1,687
Interest on tax-exempt securities	403	353	1,144	1,032
Other interest & dividends	11	7	30	23

TOTAL INTEREST INCOME	4,549	4,651	13,604	13,734

INTEREST EXPENSE
Interest on deposits	1,158	1,186	3,529	3,807
Interest on short term borrowings	9	10	28	29
Interest on long term borrowings	199	197	594	595

TOTAL INTEREST EXPENSE	1,366	1,393	4,151	4,431

NET INTEREST INCOME	3,183	3,258	9,453	9,303
Provision for loan losses	96	303	207	454

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,087	2,955	9,246	8,849

NON-INTEREST INCOME
Service charges on deposits	189	202	583	570
Fiduciary activities	92	114	389	428
Earnings on investment in life insurance	74	88	227	260
ATM card fees	145	139	414	404
Realized gains on sales of securities	68	—	166	12
Realized gain (loss) on sale of foreclosed real estate	(13)	—	1	6
Other income	233	195	672	475

TOTAL OTHER INCOME	788	738	2,452	2,155

NON-INTEREST EXPENSES
Employee compensation & benefits	1,373	1,270	4,000	3,738
Net occupancy & equipment	303	267	903	815
ATM expense	37	52	116	146
Professional fees	104	113	370	377
Director & advisory boards compensation	94	85	267	241
Supplies & postage	77	74	250	245
FDIC and OCC assessments	92	73	256	279
Other non-interest expenses	375	379	1,106	1,130

TOTAL NON-INTEREST EXPENSES	2,455	2,313	7,268	6,971

Income before income taxes	1,420	1,380	4,430	4,033
Income tax expense	284	290	935	861

NET INCOME	$1,136	$1,090	$3,495	$3,172

OTHER COMPREHENSIVE INCOME:
Unrealized gains or losses on investment securities, net of tax of $122 and $156 in 2012 and $(22) and $70 in 2011	228	(48)	297	134
Reclassification adjustment: (gain) loss on sale of securities, net of tax of $23 and $56 in 2012 and $- and $4 in 2011	(45)	—	(110)	(8)

TOTAL OTHER COMPREHENSIVE INCOME	183	(48)	187	126

TOTAL COMPREHENSIVE INCOME	$1,319	$1,042	$3,682	$3,298

Basic earnings per share	$0.81	$0.78	$2.48	$2.26

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance - January 1, 2011	$7,037	$415	$19,560	$(110)	$1,380	$28,282

Comprehensive income:			3,172			3,172
Net income
Change in net unrealized losses on securities available for sale, net of deferred income taxes					126	126

Total comprehensive income						3,298

Issuance of stock in connection with dividend reinvestment plan 2,787 shares	14	70				84
Cash dividends, $0.555 per share			(780)			(780)

Balance, September 30, 2011	$7,051	$485	$21,952	$(110)	$1,506	$30,884

Balance - January 1, 2012	$7,058	$522	$22,652	$(110)	$1,316	$31,438

Comprehensive income:
Net income			3,495			3,495
Change in net unrealized gains on securities available for sale, net of deferred income taxes and reclassifications					187	187

Total comprehensive income						3,682
Issuance of stock in connection with dividend reinvestment plan 2,873 shares	14	100				114
Cash dividends, $0.615 per share			(867)			(867)

Balance, September 30, 2012	$7,072	$622	$25,280	$(110)	$1,503	$34,367

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,495	$3,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	207	454
Depreciation and amortization	398	322
Net amortization of securities premium	246	152
Net realized gains on sales of securities	(166)	(12)
Net gain on sale of other real estate	(1)	(6)
Earnings on life insurance	(227)	(260)
Increase in other assets	(710)	(140)
(Decrease) increase in other liabilities	(154)	1

Net cash provided by operating activities	3,088	3,683

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	290	1,335
Purchases	(12,331)	(2,501)
Securities available for sale:
Maturities, calls and principal repayments	15,136	16,023
Purchases	(32,446)	(14,974)
Proceeds from sales	2,673	213
Net increase in loans receivable	(4,669)	(6,874)
Net decrease in Federal Home Loan Bank stock	334	322
Purchases of premises and equipment	(960)	(1,059)
Proceeds from sale of foreclosed real estate	197	—
Net maturities of interest bearing time deposits	—	—

Net cash (used in) provided by investing activities	(31,776)	(7,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand and savings deposits	3,203	1,907
Net increase (decrease) in time deposits	31,051	5,884
Net increase (decrease) in short-term borrowings	379	(1,180)
Repayment of long-term borrowings	—	(1,000)
Proceeds from issuance of common stock	114	84
Acquisition of treasury stock	—	—
Dividends paid	(867)	(780)

Net cash provided by (used by) financing activities	33,880	4,915

Net increase (decrease) in cash and cash equivalents	5,192	1,083
Cash and cash equivalents:
Beginning of year	9,938	10,554

End of period	$15,130	$11,637

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$4,155	$4,494

Cash payments for income taxes	$841	$963

NON CASH INVESTING:
Transfer of loans to foreclosed real estate	$25	$249

See accompanying notes.

PART I – FINANCIAL INFORMATION, CONTINUED

Item 1. Financial Statements, continued

FIRST COMMUNITY FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November 13, 2012, the date these financial statements were issued.

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

Note C – Comprehensive Income

The only other comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale. The components of the change in unrealized gains are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Unrealized holding gains (losses) arising during the period	$350	$(70)	$453	$204
Reclassification of gains realized in net income	(68)	—	(166)	(12)

	282	(70)	287	192
Income tax effect	(99)	22	(100)	(66)

Change in accumulated other comprehensive income	$183	$(48)	$187	$126

Note D - Earnings Per Share

The Corporation has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 1,409,000 for the nine months ended September 30, 2012 and 1,409,889 for the three months ended September 30, 2012. The weighted average number of shares outstanding was 1,404,838 for the nine months ended September 30, 2011 and 1,405,764 for the three months ended September 30, 2011.

Note E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $241,000 of standby letters of credit outstanding as of September 30, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2012 for guarantees under standby letters of credit issued is not material.

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

Amortized cost and fair value at September 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES AVAILABLE FOR SALE:
September 30, 2012:
U.S. agency securities	$4,451	$134	$—	$4,585
Mortgage-backed securities	78,987	1,806	(11)	80,782
Corporate securities	1,990	—	(67)	1,923
Equity securities	640	458	—	1,098

	$86,068	$2,398	$(78)	$88,388

December 31, 2011:
U.S. agency securities	$5,496	$169	$—	$5,665
Mortgage-backed securities	63,647	1,680	(15)	65,312
Corporate securities	1,989	—	(217)	1,772
Equity securities	640	415	—	1,055

	$71,772	$2,264	$(232)	$73,804

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SECURITIES HELD TO MATURITY:
September 30, 2012:
State and municipal securities	$47,273	$2,777	$(237)	$49,813

	$47,273	$2,777	$(237)	$49,813

December 31, 2011:
State and municipal securities	$34,972	$2,082	$(415)	$36,639

	$34,972	$2,082	$(415)	$36,639

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2012

SECURITIES AVAILABLE FOR SALE:
Corporate securities	$—	$—	$1,423	$67	$1,423	$67
Mortgage-backed securities	3,559	11	—	—	3,559	11

	3,559	11	1,423	67	4,982	78

Securities Held to Maturity:
State and municipal securities	8,876	110	1,562	127	10,438	237

Total	$12,435	$121	$2,985	$194	$15,420	$315

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2011

Securities Available for Sale:
Corporate securities	$1,772	$217	$—	$—	$1,772	$217
Mortgage-backed securities	6,698	15	—	—	6,698	15

	8,470	232	—	—	8,470	232

Securities Held to Maturity:
State and municipal securities	1,045	19	3,185	396	4,230	415

Total	$9,515	$251	$3,185	$396	$12,700	$647

At September 30, 2012, five mortgage-backed securities have unrealized losses. The aggregate depreciation from the Corporation’s amortized cost basis on these securities is 0.3%. In management’s opinion, these unrealized losses relate to changes in interest rates. The Corporation’s mortgage backed security portfolio consists of only government sponsored agencies, and contains no private label securities.

At September 30, 2012, thirty state and municipal securities have unrealized losses with aggregate depreciation of 2.2% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective municipality.

At September 30, 2012, three corporate securities have unrealized losses with aggregate depreciation of 4.5% from the Corporation’s amortized cost basis. In management’s opinion, these unrealized losses relate primarily to changes in interest rates. In analyzing the issuer’s financial condition, management considers the issuer’s bond rating as well as the financial performance of the respective company.

Gross realized gains and losses for the nine months ending September 30, 2012 and September 30, 2011 were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
September 30, 2012:
Mortgage-backed securities	$166	$—	$166

	$166	$—	$166

September 30, 2011:
Mortgage-backed securities	$4	$—	$4
Equity Securities	8	—	8

	$12	$—	$12

Amortized cost and fair value at September 30, 2012 by contractual maturity are shown below. Municipal securities with prerefunded issues are included in the category in which payment is expected to occur. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
1 year or less	$1,000	$1,000	$2,326	$2,341
Over 1 year through 5 years	4,440	4,568	14,247	14,906
Over 5 years through 10 years	1,001	940	21,341	22,592
Over 10 years	—	—	9,359	9,974
Mortgage-backed securities	78,987	80,782	—	—
Equity securities	640	1,098	—	—

	$86,068	$88,388	$47,273	$49,813

Note G - Loans

Allowance for loan losses and loans receivable at September 30, 2012 and December 31, 2011 are as follows:

Allowance for Loan Losses:

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
	(in Thousands)
December 31, 2011 Total Allowance for loan losses	$808	$1,082	$382	$86	$727	$3,085
Provision	101	41	47	16	2	207
Charge-offs	—	(530)	—	(24)	(9)	(563)
Recoveries	—	55	—	6	—	61

September 30, 2012 Total Allowance for loan losses	$909	$648	$429	$84	$720	$2,790

Ending balance for loans individually evaluated for impairment	$274	$157	$25	$—	$—	$456

Ending balance for loans collectively evaluated for impairment	$635	$491	$404	$84	$720	$2,334

Loans Receivable:

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
September 30, 2012
Individually evaluated for impairment	$274	$5,689	$433	$—	$508	$6,904

Collectively evaluated for impairment	51,014	38,255	35,657	5,961	117,340	248,227

Total loans	$51,288	$43,944	$36,090	$5,961	$117,848	$255,131

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential Real Estate	Total
	(in Thousands)
December 31, 2010 Total Allowance for loan losses	$730	$630	$—	$92	$702	$2,154

Provision	96	452	398	(5)	41	982
Charge-offs	(18)	—	(27)	(4)	(24)	(73)
Recoveries	—	—	11	3	8	22

December 31, 2011 Total Allowance for loan losses	$808	$1,082	$382	$86	$727	$3,085

Ending balance for loans individually evaluated for impairment	$296	$670	$—	$—	$—	$966

Ending balance for loans collectively evaluated for impairment	$512	$412	$382	$86	$727	$2,119

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
December 31, 2011
Individually evaluated for impairment	$296	$4,477	$469	$—	$—	$5,242

Collectively evaluated for impairment	45,956	39,234	37,191	6,036	117,353	245,770

Total loans	$46,252	$43,711	$37,660	$6,036	$117,353	$251,012

Analysis of credit quality indicators is as follows:

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
September 30, 2012
Pass	$49,545	$42,149	$29,776	$5,913	$115,509	$242,892
Special Mention	1,015	58	4,484	—	—	5,557
Substandard	429	1,737	1,830	48	2,339	6,383
Doubtful	299	—	—	—	—	299
Loss	—	—	—	—	—	—

Total	$51,288	$43,944	$36,090	$5,961	$117,848	$255,131

	Commercial	Commercial Real Estate	Agricultural	Consumer	Residential	Total
	(in Thousands)
December 31, 2011
Pass	$45,330	$41,008	$34,865	$6023	$115,838	$243,064
Special Mention	553	780	2,326	11	509	4,179
Substandard	73	1,285	469	2	1,006	2,835
Doubtful	296	638	—	—	—	934
Loss	—	—	—	—	—	—

Total	$46,252	$43,711	$37,660	$6,036	$117,353	$251,012

The following is a summary of impaired loans:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
September 30, 2012
With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	4,442	4,442	—	4,438	197
Agricultural	408	408	—	455	24
Residential	508	508	—	508	—

With an allowance recorded
Commercial	274	274	274	286	9
Commercial real estate	1,247	1,247	157	1,262	45
Agricultural	25	25	25	25	—

Total
Commercial	274	274	274	286	9
Commercial real estate	5,689	5,689	157	5,700	242
Agricultural	433	433	25	480	24
Residential	508	508	—	508	—

Total	$6,904	$6,904	$456	$6,974	$275

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2011
With no specific allowance needed
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Agricultural	469	469	—	472	31

With an allowance recorded
Commercial	296	296	296	267	11
Commercial real estate	4,477	4,477	670	4,492	212

Total
Commercial	296	296	296	267	11
Commercial real estate	4,477	4,477	670	4,492	212
Agricultural	469	469	—	472	31

Total	$5,242	$5,242	$966	$5,231	$254

Age analysis of past-due loans is as follows:

	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
September 30, 2012
Commercial	$96	$—	$25	$121	$51,167	$51,288	$—	$—	$613
Commercial Real Estate	—	—	—	—	43,944	43,944	—	—	3,055
Agricultural	—	—	11	11	36,079	36,090	—	—	169
Residential	416	74	1,021	1,511	116,337	117,848	—	—	1,506
Consumer	62	3	57	122	5,839	5,961	—	—	58

Total	$574	$77	$1,114	$1,765	$253,366	$255,131	$—	$—	$5,401

	30 – 59 Days Past Due	60 - 89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Loans	Allowance For Collectively Impaired Loans	>90 Days And Still Accruing	Nonaccruals
	(In Thousands)
December, 31, 2011
Commercial	$121	$230	$7	$358	$45,894	$46,252	$—	$—	$7
Commercial Real Estate	133	130	34	297	43,414	43,711	—	—	100
Agricultural	177	—	—	177	37,483	37,660	—	—	—
Residential	831	249	101	1,181	116,172	117,353	—	—	528
Consumer	58	7	1	66	5,970	6,036	—	—	9

Total	$1,320	$616	$143	$2,079	$248,933	$251,012	$—	$—	$644

The following is a summary of Troubled Debt Restructurings:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial - Mortgage	4	$1,528	$1,528	8	$6,244	$6,244
Troubled Debt Restructurings that Subsequently Defaulted	0	$0	$0	0	$0	$0

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows (in thousands):

Description	September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
U. S. agency securities	$4,585	$—	$4,585	$—

Mortgage-backed securities	80,782	—	80,782	—
Corporate securities	1,923	—	1,923	—
Equity securities	1,098	467	—	631

Securities available for sale	$88,388	$467	$87,290	$631

Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
U. S. agency securities	$5,665	$—	$5,665	$—

Mortgage-backed securities	65,312	—	65,312	—
Corporate securities	1,772	—	1,772	—
Equity securities	1,055	460	—	595

Securities available for sale	$73,804	$460	$72,749	$595

The table below presents a reconciliation and income statement of gains and losses for available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods ending September 30, 2012 and December 31, 2011 (in thousands).

	2012	2011
Fair Value, beginning of period	$595	$589
Total gains (losses) included in other comprehensive income	36	6
Purchases	0	—

Fair Value, end of period	$631	$595

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

Assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 are summarized below: (in thousands)

Description	September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans, net	$6,448	$—	$—	$6,448
Foreclosed real estate	187	—	—	187

Description	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans, net	$4,276	$—	$—	$4,276
Foreclosed real estate	358	—	—	358

Total impaired loans had a carrying amount of $6,904,000 and $5,242,000, net of the valuation allowances of $456,000 and $966,000, as of September 30, 2012 and December 31, 2011, respectively. This resulted in additional provision for loan losses of $46,000 for the period ending September 30, 2012 and $803,000 for the period ending December 31, 2011.

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2012.

	Quantitative information about Level 3 fair value measurements for September 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input
Securities available for sale	$631	Last sale price	—
Impaired loans	$6,448	Discounted cash flow Discounted appraised value	Constant prepayment rate, selling cost and discount for lack of marketability
Other real estate owned	$187	Discounted appraised value	Selling cost and discount for lack of marketability

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2012 and December 31, 2011.

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

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,130	$15,130	$15,130	$—	$—
Time certificates of deposit	198	198	198	—	—
Investment securities:
Available for sale	88,388	88,388	467	87,290	631
Held to maturity	47,273	49,813	—	49,813	—
Loans, net	252,140	253,624	—	—	253,624
Accrued interest receivable	1,504	1,504	1,504	—	—
Investment in life insurance	7,588	7,588	—	7,588	—
Restricted investment in bank stocks	1,787	1,787	—	1,787	—
Mortgage servicing rights	503	503	—	503	—

Total financial assets	$414,511	$418,535	$17,299	$146,981	$254,255

Financial liabilities:
Deposits	$364,803	$370,467	$—	$370,467	$—
Short-term borrowings	3,064	3,064	—	3,064	—
Long-term debt	15,000	16,731	—	16,731	—
Junior subordinated debt	5,155	5,155	—	—	5,155
Accrued interest payable	294	294	294	—	—

Total financial liabilities	$388,316	$395,711	$294	$390,262	$5,155

Off-balance sheet financial instruments	$—	$—	$—	$—	$—

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,938	$9,938
Time certificates of deposit	198	198
Investment securities:
Available for sale	73,804	73,804
Held to maturity	34,972	36,639
Loans, net	247,703	250,707
Accrued interest receivable	1,417	1,417
Investment in life insurance	7,399	7,399
Restricted investment in bank stocks	2,121	2,121
Mortgage servicing rights	355	355

Total financial assets	$377,907	$382,578

Financial liabilities:
Deposits	$330,549	$335,041
Short-term borrowings	2,685	2,685
Long-term debt	15,000	16,799
Junior subordinated debt	5,155	5,155
Accrued interest payable	298	298

Total financial liabilities	$353,687	$359,978

Off-balance sheet financial instruments	$—	$—

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

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Corporation does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

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

Declines in the fair value of securities held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses if the impairment is due to credit concerns; if the impairment is due to other conditions the losses are recognized through other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to be other than temporarily impaired as of September 30, 2012.

Financial Condition

Total assets of the Corporation increased $37,408,000, or 9.6%, during the first nine months of 2012. Net loans increased $4,437,000, or 1.8%, cash and cash equivalents increased $5,192,000, or 52.2%, and securities increased $26,885,000, or 24.7%, from December 31, 2011 to September 30, 2012.

Total deposits increased by $34,254,000, or 10.4%, since year-end 2011. Short-term borrowings increased by $379,000, or 14.1%.

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

The following table sets forth the Corporation’s non-performing assets as of the dates indicated:

Non-Performing Assets

(Dollars in Thousands)

	9/30/2012	12/31/2011
Non-accrual loans	$5,401	$644
Accruing loans 90 days past due	—	—

Total Non-Performing Loans	5,401	644
Foreclosed real estate	187	358

Total Non-Performing Assets	$5,588	$1,002

Troubled debt restructurings still accruing	$2,775	$4,477

Other impaired loans still accruing	$—	$765

Ratios:
Non-performing loans to total loans	2.12%	0.26%
Non-performing assets to total loans and foreclosed real estate	2.19%	0.40%
Non-performing loans to allowance for loan losses	193.58%	20.88%

Total non-performing assets at September 30, 2012 increased $4,586,000 since December 31, 2011 as a result of the increase in loans in non-accrual status and the decrease in foreclosed real estate. Non-accrual loans increased $4,757,000, primarily due to the addition of three commercial real estate and one residential real estate loan relationship, of which $2,554,000 are guaranteed by a U.S. government agency.

Results of Operations

Net income for the nine months ending September 30, 2012 was $3,495,000, or $2.48 per share, compared to $3,172,000, or $2.26 per share, for the same period in 2011. Annualized return on average equity was 14.22% for the first nine months of 2012 and 14.35% for the same period in 2011. Annualized return on average assets was 1.15% for the first nine months of 2012 and 1.13% for the same period in 2011.

Net income for the quarter ending September 30, 2012 was $1,136,000, or $0.81 per share, compared to $1,090,000, or $0.78 per share, for the same period in 2011. Annualized return on average equity was 13.39% for the third quarter of 2012 and 14.15% for the same period in 2011. Annualized return on average assets was 1.08% for the third quarter of 2012 and 1.15% for the same period in 2011.

The following tables include average balances for the nine months ended September 30, 2012 and September 30, 2011 and quarters ending September 30, 2012 and September 30, 2011, rates and interest income and expense adjusted to an FTE basis, the interest rate spread, the net interest margin and the cost of funds:

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

(Nine Months ended September 30)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$78,166	$1,492	2.55%	$71,268	$1,687	3.16%
Tax-exempt	39,803	1,733	5.82%	32,578	1,564	6.42%

Total Securities	117,969	3,225	3.65%	103,846	3,251	4.19%

Other	8,554	30	0.47%	5,357	23	0.57%
Loans:
Taxable	234,650	10,487	5.97%	227,763	10,629	6.24%
Tax-exempt	15,523	683	5.88%	11,696	550	6.29%

Total Loans	250,173	11,170	5.96%	239,459	11,179	6.24%

Total Interest Earning Assets	376,696	14,425	5.12%	348,662	14,453	5.54%

Non-interest earnings assets	29,906			26,368

Total Assets	$406,602			$375,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$33,122	$60	0.24%	$27,562	$33	0.16%
Savings deposits	117,911	694	0.79%	103,043	687	0.89%
Time deposits	160,494	2,775	2.31%	156,669	3,087	2.63%

Total Interest Bearing Deposits	311,527	3,529	1.51%	287,274	3,807	1.77%
Short-term borrowings	2,869	28	1.30%	3,260	29	1.19%
Long-term debt	20,155	594	3.94%	20,452	595	3.89%

Total Interest Bearing Liabilities	334,551	4,151	1.66%	310,986	4,431	1.90%

Demand deposits, non-interest bearing	36,368			31,671
Other liabilities	2,857			2,811
Shareholders’ equity	32,826			29,562

Total Liabilities and Shareholders’ Equity	$406,602			$375,030

NET INTEREST INCOME		$10,274			$10,022

INTEREST RATE SPREAD			3.46%			3.64%

NET INTEREST MARGIN			3.64%			3.84%

COST OF FUNDS			1.48%			1.70%

Rate / Volume Analysis

Nine Months Ended September 30

2012 versus 2011

	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(327)	$132	$(195)
Tax exempt	(145)	314	169
Other	4	3	7
Total loans	(485)	476	(9)

Total	(953)	925	(28)

Interest Bearing Liabilities
Demand deposits interest	17	10	27
Savings deposits	(80)	87	7
Time deposits	(378)	66	312
Short – term borrowings	3	(4)	(1)
Long – term debt	8	(9)	(1)

Total	(430)	150	(280)

Net Interest Income	$(523)	$775	$252

Net interest income for the first nine months of 2012 increased by $ 150,000, or 1.6%, compared to the same period in 2011. The reasons for the increase in net interest income were an increase in interest earning assets partially offset by a decrease in net interest margin. For the first nine months of 2012, the net interest margin on a fully tax equivalent (FTE) basis was 3.64% compared to 3.84% for the same period in 2011. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the federal tax rate of 34%, in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets. The primary driver of the decrease in the net interest margin was the decrease in the cost of funds of 0.22% from 1.70% during the first nine months of 2011 to 1.48% during the same period in 2012, which was more than offset by a decrease in the yield on earning assets of 0.42% from 5.54% in 2011 to 5.12% in 2012.

Average Balances, Rates and Interest Income and Expense

(Dollars in Thousands)

(Three Months ended September 30)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
INTEREST EARNING ASSETS
Securities:
Taxable	$83,418	$484	2.31%	$70,971	$573	3.20%
Tax-exempt	44,135	610	5.5%	33,480	535	6.34%

Total Securities	127,553	1,094	3.41%	104,451	1,108	4.21%

Other	10,308	12	0.46%	4,420	7	0.63%
Loans:
Taxable	235,199	3,499	5.92%	228,828	3,585	6.22%
Tax-exempt	15,773	230	5.80%	12,764	202	6.28%

Total Loans	250,972	3,729	5.91%	241,592	3,787	6.22%

Total Interest Earning Assets	388,833	4,835	4.95%	350,463	4,902	5.55%

Non-interest earnings assets	30,544			26,997

Total Assets	$419,377			$377,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Demand deposits, interest bearing	$39,376	$31	0.31%	$28,199	$11	0.15%
Savings deposits	119,725	197	0.65%	107,394	241	0.89%
Time deposits	161,911	930	2.29%	152,633	934	2.43%

Total Interest Bearing Deposits	321,012	1,158	1.44%	288,226	1,186	1.63%
Short-term borrowings	2,995	9	1.20%	3,065	10	1.29%
Long-term debt	20,155	199	3.93%	20,155	197	3.88%

Total Interest Bearing Liabilities	344,162	1,366	1.58%	311,446	1,393	1.77%

Demand deposits, non-interest bearing	38,537			32,494
Other liabilities	2,936			2,962
Shareholders’ equity	33,742			30,558

Total Liabilities and Shareholders’ Equity	$419,377			$377,460

NET INTEREST INCOME		$3,469			$3,509

INTEREST RATE SPREAD			3.37%			3.77%

NET INTEREST MARGIN			3.55%			3.97%

COST OF FUNDS			1.40%			1.58%

Rate / Volume Analysis

Three Months ended September 30

2012 versus 2011

	Change Due to
	Rate	Volume	Total
Interest Earning Assets
Securities
Taxable	$(161)	$72	$(89)
Tax exempt	(72)	147	75
Other	4	1	5
Total loans	(197)	139	(58)

Total	(426)	359	(67)

Interest Bearing Liabilities
Demand deposits interest	12	8	20
Savings deposits	(65)	21	(44)
Time deposits	(58)	54	(4)
Short – term borrowings	(1)	—	(1)
Long – term debt	2	—	2

Total	(110)	83	(27)

Net Interest Income	$(316)	$276	$(40)

Net interest income for the quarter ended September 30, 2012 decreased by $75,000 compared to the same period in 2011. Net interest margin for the quarter ended September 30, 2012 was 3.55% compared to 3.97% during the same period in 2011. The decrease in the yield on earning assets from 5.55% for the three months ending September 30, 2011 to 4.95% for the same period in 2012 was offset by the decrease in the cost of funds from 1.58% during 2011 to 1.40% during 2012.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Corporation recorded a provision for loan losses of $207,000 for the first nine months of 2012 compared to $454,000 for the same time period in 2011. As a percentage of loans, the allowance for loan losses was 1.09% at September 30, 2012, compared to 1.23% at year-end 2011 and 1.04% at September 30, 2011. Impaired loans were $6,904,000 at September 30, 2012 compared to $5,242,000 at December 31, 2011. The increase in impaired loans is due to the addition of other commercial real estate loans partially offset by the charge-off of $507,000. At this time, no losses in excess of valuation allowance are anticipated. The Corporation’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to the Bank. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio agreements. Management believes the allowance is presently adequate to cover the inherent risks associated with the Corporation’s loan portfolio.

Non-interest income in the first nine months of 2012 increased by $297,000 or 13.8% compared to the same period in 2011. Securities gains increased by $154,000 and other income increased by $197,000, primarily due to an increase in mortgage servicing fees. These increases were offset by a decrease in income from fiduciary activities of $39,000, and a decrease in earnings on investment life insurance of $33,000 during the first nine months of 2012 compared to the same period in 2011.

Non-interest income for the quarter ending September 30, 2012 was $788,000 compared to $738,000 in 2011. This increase is primarily related to the increase in securities gains of $68,000 and the increase in other income of $38,000 due to an increase in mortgage servicing fees, partially offset by a decrease in income from fiduciary activities of $22,000.

Total non-interest expense increased in the first nine months of 2012 by $297,000 compared to the first nine months of 2011. Employee compensation and benefits increased $262,000 in the first nine months of 2012 compared to 2011. The increase in salaries and wages is the result of merit increases as well as additional staff positions added decreased $23,000. The decrease in FDIC/OCC expense is due to the change in the to support recent loan and deposit growth. The FDIC/OCC expense assessment base in the second quarter of 2011. Net occupancy expense increased $88,000 primarily because of the opening of our Newport office. As the Corporation continues to add new loan and deposit accounts, as well as new services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

During the quarter ending September 30, 2012, total non-interest expense increased $142,000 compared to the third quarter of 2011. The primary reasons for this increase were the increase in salaries and wages of $103,000 and an increase in net occupancy and equipment of $36,000. These increases were offset by a decrease in professional fees of $9,000 and a decrease in ATM expense of $15,000.

Income tax expense was $935,000 for the nine month time period ending September 30, 2012 compared to $861,000 for the same time period in 2011. Income tax expense as a percentage of income before income taxes was 21.1% for the period compared to 21.3% for 2011. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher in 2012 than 2011. The decrease in the Corporation’s effective tax rate below the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank-owned life insurance.

Income tax expense was $284,000 for the three month time period ending September 30, 2012 compared to $290,000 for the same time period in 2011. Income tax expense as a percentage of income before income taxes was 20.0% for the period compared to 21.0% for 2011. The reason for the decrease in the effective tax rate is tax-exempt income as a percentage of income before taxes was higher during the quarter in 2012 than 2011.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Corporation’s sources of liquidity is $364,803,000 in deposits at September 30, 2012, which increased $34,254,000 over total deposits of $330,549,000 at year-end 2011. Other sources of liquidity at September 30, 2012 are available from the following: (1) investments in interest-bearing deposits with banks and federal funds sold, which totaled $5,175,000, (2) securities maturing in one year or less, which totaled $3,326,000, and (3) investments in mortgage-backed securities, which supply income and principal cash flow streams on an ongoing basis. In addition, the Corporation has established federal funds lines of credit with Atlantic Central Bankers Bank and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Corporation’s liquidity is sufficient to meet its anticipated needs.

Capital

Total shareholders’ equity was $34,367,000 as of September 30, 2012, representing a $2,929,000 increase from December 31, 2011. The growth in capital was a result of net earnings retention of $2,628,000, an increase in accumulated other comprehensive income of $187,000 and an increase in common stock and surplus of $114,000 as a result of the Corporation’s dividend reinvestment plan. The increase in other comprehensive income is due to the increase in value of the Corporation’s available for sale securities.

At September 30, 2012, the Bank had a Tier I leverage ratio of 8.88%, a Tier I capital to risk-based assets ratio of 17.99% and a total capital to risk-based assets ratio of 19.24%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a “well capitalized bank”. The Corporation’s ratios are not materially different than those of the Bank.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

(Not required of a smaller reporting company)

Item 4.	Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Corporation’s President & CEO (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our President & CEO and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings to which the Corporation or its subsidiaries is a party or to which the property of either the Corporation or its subsidiaries is subject to that, in the opinion of management, may materially impact the financial condition of either the Corporation or its subsidiaries.

Item 1A.	Risk Factors

(Not required of a smaller reporting company)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 8, 2008, the Board of Directors of the Corporation authorized a stock repurchase program pursuant to which the Corporation is authorized to purchase up to 7.1% of its outstanding shares or 100,000 shares. Share repurchases will be made from time to time and may be effected through open market purchases, block trades, or in privately negotiated transactions.

(b)	The table below sets forth the information with respect to purchases made by or on behalf of the Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K of common stock during the quarter ended September 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
July 1 through July 31	0	$0.00	0	96,344
August 1 through August 31	0	$0.00	0	96,344
September 1 through September 30	0	$0.00	0	96,344

Total for the period	0		0

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s December 31, 2001 Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as Exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

31.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File - Furnished * herewith.

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

FIRST COMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2012		BY:	/s/ Scott E. Fritz
Scott E. Fritz
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	BY:		/s/ Richard R. Leitzel
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