Form 10-K
period 2012-12-31
FIRST COMMUNITY FINANCIAL CORP
filed 2013-03-07
CIK 763293

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2012 was $35,642,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common stock, par value $5.00 per share, 1,412,362 shares outstanding as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Financial Corporation Annual Report for the year ended December 31, 2012 are incorporated by reference into Parts I and II.

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

As of December 31, 2012, the Bank had total assets of $420.7 million, total shareholders’ equity of $34.8 million, and total deposits of $365.1 million.

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

As of December 31, 2012, residential real estate loans represented 58.7% of the total loan portfolio. These types of loans represent a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting from economic downturns and increases in unemployment, which could affect borrowers’ abilities to repay loans. The Bank limits its risk in this area by often requiring private mortgage insurance for certain residential real estate loans in excess of 80% of the appraised value.

Commercial real estate loans represented 19.8%, commercial, financial and agricultural loans represented 18.4% and construction loans represented 1.1% of the total loan portfolio at December 31, 2012. Commercial real estate loans consist primarily of loans to local businesses where the collateral for the loans includes the real estate occupied by the business. Commercial loans are comprised of loans to small businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank’s agricultural loans generally consist of operating lines used to finance farming operations through the growing season and term loans to finance farm equipment purchases. Risks associated with these types of loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. The Bank attempts to limit its risk by using certified appraisers in determining property values, by performing thorough credit analysis and by limiting the Bank’s total exposure to these types of loans.

As of December 31, 2012, consumer installment loans represented 2.0% of the total loan portfolio and are made on a secured and unsecured basis, primarily to fund personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Risks associated with consumer installment loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Risk in this area is limited by analyzing creditworthiness and controlling debt to income limits.

The Bank’s Trust Department provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. Nondeposit investment products such as stocks, bonds, mutual funds, annuities and insurance are offered through Infinex Financial Group. For the year ended December 31, 2012, income from the Bank’s fiduciary activities amounted to $498,000 and the Bank had assets worth $77.9 million under management in its Trust Department at that time.

The Bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”).

During the last five years, the Corporation has experienced substantial growth. Specifically, the Corporation’s total assets increased from $326.7 million as of December 31, 2008 to $420.7 million as of December 31, 2012, funded primarily by an increase in the Bank’s total deposits over this period from $262.6 million to $365.1 million. Additionally, the Bank’s loans increased from $212.4 million to $242.9 million over this same period, while the Corporation’s annual net income ranged between $2.2 million and $4.5 million.

The growth in the Bank’s deposits and loans reflect its efforts to increase its market share in Juniata and Perry Counties and is largely attributable to the maturation of the Bank’s branches and expansion of its products, services and areas of expertise.

Market Area and Competition

The Bank’s market area lies within Juniata and Perry Counties, Pennsylvania. By all indications, this region has good economic prospects. Juniata and Perry Counties had a combined estimated population of 68,599 in 2012, representing an increase of approximately 3.3% since 2000. The primary industries in the region are agriculture and timber/woodworking. Unemployment rates in 2012 were 6.6% in Juniata County and 7.1% in Perry County. With a stable workforce and growing population, the Corporation believes that the region’s long term economic prospects are positive.

As of June 30, 2012 (the most recent date for which such information is available), three commercial banks (the Bank, Juniata Valley Bank, and First National Bank of Pennsylvania) operated offices in Juniata County. Of all financial institutions operating in Juniata County, the Bank ranked first in terms of total deposits at June 30, 2012 with 51.0%. Juniata Valley Bank followed closely with 40.8% and First National Bank of Pennsylvania ranked third with 8.2%. Each of the institutions with which the Bank competes in Juniata County is larger than the Bank. With the advantages of larger asset and capital bases, these competitors tend to have larger lending limits and tend to offer a somewhat wider variety of services than does the Bank.

In Perry County, the Bank faces competition from six banks. Several of these competitors also are substantially larger than the Bank and are likely to enjoy the competitive advantages provided by larger asset and capital bases. Moreover, the Perry County market is less concentrated, and therefore more competitive, than the Juniata County market. The Bank’s principal competitors in Perry County are Bank of Landisburg, with 32.0% of deposits at June 30, 2012, Riverview National Bank, with approximately 17.4%, and Orrstown Bank, with approximately 15.6%. The Bank has 18.2% of the deposits in Perry County as of June 30, 2012, now ranking second in Perry County.

The Bank also competes with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies and retailers. Deposit deregulation has intensified the competition for deposits in recent years.

Supervision and Regulation

As a bank holding company, the Corporation is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board. The deposits of the Bank are insured by the FDIC. The Bank is therefore subject to regulation by the FDIC, but, as a national bank, is primarily regulated and examined by the OCC.

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

Dividends

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, at December 31, 2012, the Bank, without prior regulatory approval, could currently declare dividends to the Corporation totaling approximately $9,153,000.

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

To be considered well capitalized, a depository institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency. As of December 31, 2012, the Bank exceeded the minimum capital levels of the well-capitalized category.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In December 2009, the Bank prepaid its estimated assessment total for the next three years, which totaled approximately $1.6 million. The pre-payment amount has been included in Other Assets in the Corporation’s consolidated balance sheet and will continue to be amortized, subject to adjustments imposed by the FDIC.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation, consistent with safe and sound operation, to meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes to be best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. A bank holding company cannot elect to be a “financial holding company” with the expanded securities, insurance and other powers that designation entails unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution will be subject to CRA examinations no more frequently than every 5 years if it’s most recent CRA rating was “outstanding,” or every 4 years if its rating was “satisfactory.” Following a CRA examination as of January 25, 2012, the Bank received a rating of “satisfactory.”

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

The Dodd-Frank Act and the regulations to be adopted are expected to subject financial institutions to additional restrictions, oversight and costs that may have an adverse impact on their business, financial condition, results of operations or the price of the common stock. The Dodd-Frank Act substantially increases regulation of the financial services industry and imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

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

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”. In June 2012, the Federal Reserve Board, OCC, and FDIC (collectively, the “Agencies”) each issued Notices of Proposed Rulemaking (“NPRs”) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. The comment period for the NPRs ended October 22, 2012, and comments received by such deadline are currently being evaluated by the Agencies.

The standards set forth in the NPRs, when implemented by the Agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. As set forth in the NPRs, the new capital rules would, among other things:

•	Narrow the types of instruments that can be included in Tier 1 Capital (including removing trust preferred securities from such definition);

•	Introduce a new Common Equity Tier 1 Capital Ratio of 6.5% (to be well-capitalized);

•	Increase the Tier 1 Capital Ratio from 4% to 6%; and

•	Introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets.

The timing for the Agencies’ adoption and implementation of final rules to implement the Basel III/Dodd-Frank Act capital framework is uncertain. Accordingly, the regulations ultimately applicable to the Corporation and the Bank may be substantially different from the Basel III final framework as published in December 2010 (and updated in 2011) or the NPRs. The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s financial results.

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

Employees

As of December 31, 2012, the Bank had a total of 76 full-time and 57 part-time employees.

Selected Statistical Information

Certain statistical information is included as part of Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 51 through 66 of the Annual Report to Shareholders for the year ended December 31, 2012, attached to this Report as Exhibit 13 and incorporated herein by reference.

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

The Bank also leases the space occupied by the Shermans Dale Branch, located at the intersection of Pa. Route 850 and Pa. Route 34 in Carroll Township. The initial term of this lease expired February 28, 2003. However, the Bank has exercised its annual options to renew the lease for an additional one-year term, which options ultimately extend through June 30, 2014.

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

ITEM 4.	Mine Safety Disclosure

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

Highest and Lowest Per Share

Prices for Common Stock

in Actual Transactions

Known to Corporation

	2012		2011
	High	Low	High	Low

First Quarter	$40.00	$33.44	$29.75	$26.91

Second Quarter	40.00	39.50	30.00	29.00

Third Quarter	40.00	26.50	32.00	29.00

Fourth Quarter	39.00	30.00	38.00	32.00

The authorized common stock of the Corporation consists of 10,000,000 shares of common stock, par value $5.00 per share, of which 1,412,362 shares were outstanding at February 28, 2013. The Corporation has 857 shareholders of record as of February 28, 2013.

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

Cash Dividends Declared Per Share
2012 First Quarter	$0.200
Second Quarter	0.205
Third Quarter	0.210
Fourth Quarter	0.365

$0.980

2011 First Quarter	$0.180
Second Quarter	0.185
Third Quarter	0.190
Fourth Quarter	0.195

$0.750

See discussion under “Supervision and Regulation – Dividends” in Item 1 of this Report and Note 11 to the financial statements contained in the Annual Report to Shareholders for the year ended December 31, 2012 for a description of restrictions that may limit the Corporation’s ability to pay dividends on its common stock.

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

The table below sets forth the information with respect to purchases of common stock made by or on behalf of the Corporation or any affiliated purchaser as defined in Rule 240-10b-18(a) (3) under Regulation S-K during the quarter ended December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

October 1 through October 31	0	$0.00	0	96,344

November 1 through November 30	0	$0.00	0	96,344

December 1 through December 31	0	$0.00	0	96,344

ITEM 6.	Selected Financial Data.

The selected five year financial data, included on page 66 of the Annual Report to Shareholders for the year ended December 31, 2012, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included on pages 51 through 66 of the Annual Report to Shareholders for the year ended December 31, 2012, attached to this Report as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

(Not required of a smaller reporting Company)

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements included on pages 8 through 50 of the Annual Report to Shareholders for the year ended December 31, 2012 attached to this Report as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation’s management, with the participation of its President & CEO (Principal Executive Officer) and CFO (Principal Financial Officer), conducted an evaluation, as of December 31, 2012 of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Based on this evaluation, the Corporation’s President & CEO and CFO concluded that, as of the end of the period covered by this annual report, the Corporation’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Corporation during the period when the Corporation’s periodic reports are being prepared.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

Report of Management’s Assessment of Internal Control over Financial Reporting

The information required to be disclosed by this item, including the Report of Management’s Assessment of Internal Control over Financial Reporting is included on page 6 of the Annual Report to Shareholders for the year ended December 31, 2012, which is attached to this report as Exhibit 13, and incorporated herein by reference.

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

Board of Directors

The By-laws of the Corporation provide that the directors will serve in three classes, as nearly equal in number as possible, with each class of directors serving a staggered, three year term of office. At each annual meeting of shareholders, a class consisting of approximately one third of all of the Corporation’s directors is elected to hold office for a term expiring at the annual meeting held in the third year following the year of their election and until their successors have been elected.

Biographical Summaries of Nominees and Directors

Set forth below is certain information as of March 1, 2013 about each of the current directors of the Corporation and the Bank. The information includes information each director has given the Corporation about his/her age, all positions held, principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he should serve as a director, the Board of Directors also believes that all of the directors have demonstrated good judgment, strength of character, and an independent mind, as well as a reputation for integrity and the highest personal and professional ethics.

CLASS A DIRECTORS – TERM EXPIRES 2013

Daniel B. Brown (1) (2)

Director since: 2011

Age: 53

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. Brown is the fifth generation President and Owner of Brown Funeral Homes, Inc. since 1989. Mr. Brown was initially appointed to the Fermanagh Advisory Board in 1993 and was appointed a director on December 13, 2011. The Board of Directors believes Mr. Brown’s qualifications to serve as a director of the Corporation and the Bank include his experience as a member of the personnel committee, a local business owner and entrepreneur, as well as his strategic and management expertise.

John P. Henry, III (2) (3)

Director since: 2001

Age: 59

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. Henry has been the Vice President of JPH Enterprises, LLC since April 2006. Prior to that, Mr. Henry was Project Manager, Owner and Vice President of PHE Mechanical Systems, Inc. Mr. Henry was initially appointed to the Port Royal Advisory Board in 1989 and was appointed a director on June 6, 2001, and has served as Chairman of the Board of Directors of the Corporation and the Bank since April 2008. The Board of Directors believes Mr. Henry’s qualifications to serve as a director of the Company and the Bank include his experience as a member of the audit, personnel and various other committees of the Bank, as well as his experience as a local business owner and entrepreneur.

Timothy P. Stayer (2) (4)

Director since: 2012

Age: 60

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. Stayer has served as Executive Vice President and Chief Operating Officer of the Bank since January 1, 2013. Prior to that, Mr. Stayer served as Vice President and Chief Operating Officer since March 23, 2012; and Vice President Marketing and Community Banking Services division Manager since 1995. Mr. Stayer was appointed a director on December 11, 2012. The Board of Directors believes Mr. Stayer’s qualifications to serve as a director of the Corporation and the Bank include his fifteen years of experience as a member of the Bank’s management team, as well as his experience as a member of the personnel committee and various other committees of the Bank.

CLASS B DIRECTORS – TERM EXPIRES 2014

Nancy S. Bratton (3)

Director since: 2001

Age: 71

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mrs. Bratton is the Owner of Bratton Insurance, Inc. of Millerstown and Mifflintown. Mrs. Bratton was initially appointed to the West Perry Advisory Board in 1993 and was appointed a director on June 6, 2001. The Board of Directors believes Mrs. Bratton’s qualifications to serve as a director of the Corporation and the Bank include her experience as a member of the audit and various other committees of the Bank and her knowledge and understanding of the banking and insurance industry, as well as her experience as a local business owner and entrepreneur.

Scott E. Fritz (2) (5)

Director since: 2012

Age: 43

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. Fritz has served as President and CEO of the Corporation and the Bank since June 12, 2012, having previously served as Interim President of the Corporation and the Bank from March 23, 2012 until June 12, 2012. Prior to that, Mr. Fritz was Vice President and Commercial Loan Officer of the Bank since March 30, 2007. Mr. Fritz was appointed a director on June 12, 2012. The Board of Directors believes Mr. Fritz’s qualifications to serve as a director of the Corporation and the Bank include his position as President and CEO, as well as his experience as a member of the personnel committee and various other committees of the Bank.

David M. McMillen

Director since: 2009

Age: 58

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. McMillen is the owner of David McMillen Custom Contracting, Inc. of Loysville. Mr. McMillen was initially appointed to the West Perry Advisory Board in 2007 and was appointed a director on May 12, 2009. The Board of Directors believes Mr. McMillen’s qualifications to serve as a director of the Corporation and the Bank include his over 25 years of experience as a local business owner and entrepreneur.

Charles C. Saner (3)

Director since: 1997

Age: 68

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. Saner is a retired dairy farmer. Mr. Saner was initially appointed to the Port Royal Advisory Board in 1986 and was appointed a director on September 9, 1997. The Board of Directors believes Mr. Saner’s qualifications to serve as a director of the Corporation and the Bank include his experience as a member of the audit and various other committees of the Bank and his knowledge and understanding of the banking industry, as well as his experience as a local business owner.

CLASS C DIRECTORS – TERM EXPIRES 2015

Roger Shallenberger (3)

Director since: 1988

Age: 65

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. Shallenberger is President of KSM Enterprises, Inc., which was founded in 1976. Mr. Shallenberger was appointed a director on April 12, 1988, and has served as Vice Chairman of the Board of Directors of the Corporation and the Bank since April 2001. The Board of Directors believes Mr. Shallenberger’s qualifications to serve as a director of the Corporation and the Bank include his experience as a member of the audit and various other committees of the Bank and his experience as the President of a successful privately held business.

Lowell M. Shearer

Director since: 1997

Age: 66

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. Shearer is retired from his self-employed business of logging, timbering and log hauling. Mr. Shearer was appointed a director on September 9, 1997, and has served as Secretary of the Corporation and the Bank since April 2001. The Board of Directors believes Mr. Shearer’s qualifications to serve as a director of the Corporation and the Bank include his experience as a member of various committees of the Bank and his years of experience as a local business owner.

David L. Swartz (2) (3)

Director since: 2007

Age: 52

Principal Occupation, Business Experience, Public and Investment Company Directorships: Mr. Swartz is the District Director and Senior Dairy Educator for Penn State Cooperative Extension in Perry and Cumberland Counties. Mr. Swartz was initially appointed to the West Perry Advisory Board in 2001 and was appointed a director on August 14, 2007. The Board of Directors believes Mr. Swartz’s qualifications to serve as a director of the Corporation and the Bank include his experience as a member of the audit, personnel and various other committees of the Bank, his community and professional leadership experience and his financial and management expertise in the agricultural community.

(1)	Appointed to the Board of Directors on December 13, 2011.
(2)	Member of the Personnel Committee of the Bank.
(3)	Member of the Audit Committee of the Bank.
(4)	Appointed to the Board of Directors on December 11, 2012.
(5)	Appointed to the Board of Directors on June 12, 2012.

Audit Committee

The Audit Committee of the Bank’s Board of Directors is responsible for providing independent oversight of both the Bank’s and the Corporation’s accounting functions and internal controls. The Audit Committee monitors the preparation of quarterly and annual financial reports by Bank and Corporation management, including holding discussions with management and the Corporation’s independent auditors about key accounting and reporting matters. The Audit Committee also is responsible for matters concerning the relationships between the Corporation and the Bank, on the one hand, and its independent auditors, on the other hand, including recommending their appointment or removal; reviewing the scope of their audit services and related fees as well as other services they provide to the Corporation and the Bank; and determining whether the independent auditors are “independent.” In addition, the Audit Committee oversees management’s implementation of internal control systems including reviewing policies relating to legal and regulatory compliance, ethics and conflicts of interest; and reviewing the activities and recommendations of the Corporation’s and the Bank’s internal auditing program. The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Committee has not delegated this authority or responsibility to any person or persons. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available online at http://www.fcfcmiff.com.

The Audit Committee met four (4) times in 2012. The members of the Audit Committee were Nancy S. Bratton, John P. Henry, III, Charles C. Saner, Roger Shallenberger, David L. Swartz and Frank L. Wright, each of whom is considered independent in accordance with the independence standards of the NASDAQ Stock Market.

The Board of Directors has determined that Mr. Wright is an “audit committee financial expert” as defined in Securities and Exchange Commission Regulation S-K, by reason that, based upon Mr. Wright’s undergraduate degree in Business Administration and his experience as an attorney-at-law, investor and Director of the Corporation and the Bank, he has: an understanding of generally accepted accounting principles and financial statements; the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; an understanding of internal controls and procedures for financial reporting; an understanding of audit committee functions; and experience analyzing and evaluating financial statements presenting a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Corporation’s financial statements.

Information about Executive Officers

The following identifies each of the executive officers of the Corporation and the Bank, their age as of March 1, 2013, the position they currently hold and their professional experience during the prior five years.

Scott E. Fritz – age 43; President and CEO of the Corporation and the Bank since June 2012; Interim President of the Corporation and the Bank since March 2012; Vice President and Commercial Loan Officer of the Bank since March 2007.

Timothy P. Stayer – age 60; Executive Vice President and Chief Operating Officer since January 2013, Vice President and Chief Operating Officer since March 2012; Vice President of Marketing and Community Banking Services Division Manager of the Bank since 1995.

Kimberly A. Benner – age 52; Senior Vice President and Trust and Financial Services Division Manager of the Bank since January 2013; Vice President and Trust and Financial Services Division Manager of the Bank since May 2008.

Matthew J. Ford – age 43; Senior Vice President and Chief Risk Officer of the Bank since January 2013; Vice President and Chief Risk Officer of the Bank since October 2011; 2009 – 2011 Financial Institutions Examiner, Pennsylvania Dept. of Banking; 2007 – 2009 Vice President and Controller, Rex Energy Corporation.

K. Lee Hopkins – age 70; Senior Vice President and Chief Lending Officer of the Bank since December 2006; Vice President and Commercial Loan Officer from September 2005 through December 2006.

Richard R. Leitzel – age 57; Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank since January 2013; Treasurer of the Company and Vice President and Chief Financial Officer of the Bank since 1999.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on its records, the Corporation believes that during 2012 the directors and executive officers of the Corporation timely filed all reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.	Executive Compensation.

Executive Compensation Tables

The following table sets forth information as to the compensation paid or accrued by the Bank for the years ended December 31, 2012 and 2011 for services rendered in all capacities by the Corporation’s President and Chief Executive Officer and the two most highly compensated executive officers of the Corporation other than the Chief Executive Officer who were serving at December 31, 2012 and who received total compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (See Table Below)	Total ($)
Scott E. Fritz, President and CEO (Principal Executive Officer)	2012 2011	136,301 104,463	23,008 10,224	— —	8,686 6,686	167,995 121,373

Timothy P. Stayer, Executive Vice President and COO	2012 2011	116,598 104,057	19,682 18,064	24,800 23,358	8,381 7,344	169,461 152,823

Richard R. Leitzel, Senior Vice President and Treasurer (Principal Financial Officer)	2012 2011	127,587 123,872	26,537 21,504	29,139 27,446	8,912 8,104	192,175 180,926

The compensation represented by the amounts for 2012 and 2011 set forth in the All Other Compensation column are detailed in the following table.

All Other Compensation Table

Name	Year	Insurance Premiums ($)	Company Contributions to 401(k) Plan ($)	Cash Fees for Services as Director ($)	Total ($)

Scott E. Fritz	2012 2011	239 172	8,447 6,514	— —	8,686 6,686

Timothy P. Stayer	2012 2011	843 695	7,538 6,649	— —	8,381 7,344

Richard R. Leitzel	2012 2011	974 808	7,938 7,296	— —	8,912 8,104

The Bank maintains a 401(k) plan for the benefit of eligible employees. Employer contributions include a matching of a portion of employee contributions and a discretionary contribution determined each year by the Board of Directors. The Bank’s contribution on behalf of all of the participants may not be in excess of the maximum amount deductible for tax purposes under Section 404(a) of the Internal Revenue Code of 1986, as amended. In general, this amount cannot be more than fifteen percent (15%) of the compensation otherwise paid during the taxable year to all employees under the profit sharing plan, unless catch-up contributions apply.

The Bank previously entered into salary continuation agreements with Messrs. Stayer and Leitzel providing for the payment of an annual benefit in the event of the executive officer’s separation from service (as defined in the agreement) under certain circumstances. The parties agreed to amend the agreements in 2010 to increase the annual benefit payable upon normal retirement and death to $28,000 and $43,000 for Mr. Stayer and Mr. Leitzel, respectively, and to increase the amount of the annual benefit payable in the event of a separation from service resulting from early retirement or the occurrence of the disability of the executive officer, or the executive officer’s separation from service within twenty-four (24) months after a change in control of the Bank.

The annual benefit payable to Mr. Stayer in connection with his early retirement, disability or a separation from service following a change in control ranges from $17,025 to $28,000, $17,025 to $28,000, and $12,434 to $28,000, respectively. The annual benefit payable to Mr. Leitzel in connection with his early retirement, disability or a separation from service following a change in control ranges from $19,508 to $43,000, $19,508 to $43,000, and $11,906 to $43,000, respectively.

In each case, the amount of the annual benefit is determined in accordance with a vesting schedule attached to the applicable agreement and is to be paid for a term of fifteen (15) years.

An intended purpose of the salary continuation agreements is to provide an incentive to such persons to continue in the employ of the Bank. The agreements also provide that, except in the case of a change of control, no benefits shall be paid to an executive if the executive engages in or becomes interested in a business that is competitive with the business of the Bank.

The Bank also maintains an Officer Group Term Replacement Plan for the benefit of certain current and former officers, including Messrs. Stayer and Leitzel. This Plan provides participating officers with a life insurance benefit equal to two times current salary, but not in excess of a certain predetermined amount. The benefit for Mr. Stayer is capped at $300,000, and $294,000 for Mr. Leitzel.

Potential Payments Upon Termination

The named executive officers do not have employment, severance or change-in-control agreements with the Corporation; however, Messrs. Stayer and Leitzel are each a party to a salary continuation agreement which provides for the payment of certain benefits in the event of a termination of such executive’s employment following a change in control, as more fully described above.

Compensation of Directors

The following table sets forth compensation received by directors of the Corporation in 2012.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($) (2)	Total ($)
Nancy S. Bratton	17,160	14,516	31,676
Daniel B. Brown	16,925	—	16,925
John P. Henry, III (3)	38,760	4,803	43,563
Samuel G. Kint	3,915	4,267	8,182
David M. McMillen	16,955	2,041	18,996
Charles C. Saner	17,160	7,475	24,635
Roger Shallenberger (4)	18,165	5,512	23,677
Lowell M. Shearer	14,545	6,459	21,004
David L. Swartz	17,405	1,529	18,934
Frank L. Wright	16,670	—	16,670

(1)	Fees received by Scott E. Fritz and Timothy P. Stayer for services as directors are disclosed in the Summary Compensation Table.
(2)	Includes amounts credited to a participating director’s retirement account under a Director Revenue Neutral Retirement Agreement.
(3)	Includes $15,000 paid for service as the non-employee Chairman of the Board of Directors.
(4)	Includes $1,500 paid for service as the non-employee Vice Chairman of the Board of Directors.

Each director of the Corporation receives a monthly fee of $900, provided that a director who does not attend the Annual Meeting or is absent from more than one meeting of the Board of Directors will forfeit the monthly fee for the month in which he or she fails to attend such meeting. Each non-employee director receives $245 for each committee meeting attended. As the non-employee Chairman of the Board of Directors during 2012, Mr. Henry received an additional annual stipend of $15,000 and as the non-employee Vice Chairman of the Board of Directors, Mr. Shallenberger received an additional annual stipend of $1,500 during 2012.

Agreements with Directors

The Bank has entered into Director Deferred Fee Agreements with directors Bratton, Henry, McMillen, and Shallenberger and has established Director Revenue Neutral Retirement Agreements and a Directors Split Dollar Life Insurance Program in which all non-employee directors, except for Mr. Wright and Mr. Brown, participate. The purpose of each of these programs or plans is to make certain retirement benefits available to the directors who participate.

Deferred Fee Agreements. Pursuant to the Director Deferred Fee Agreements, a participating director may defer payment of all or a specified portion of his or her director’s fees. The Bank will establish a deferral account for each participating director on its books. Interest will be credited on the deferral account at an annual rate equal to the December average of the 10-year Treasury rate for the prior plan year plus one percent, compounded monthly. While deferred fees are 100% vested upon deferral, interest credited to the deferral account is subject to forfeiture upon the occurrence of certain delineated events.

Benefits are funded solely out of the Bank’s general assets and are payable upon retirement, early termination, disability, death or the occurrence of a change in control of the Corporation or the Bank. Generally, benefits are payable in 120 equal monthly installments, each in an amount equal to 120th of the balance of the participating director’s deferral account, following the occurrence of an aforementioned trigger event. Since no “above market” rates are earned on any deferred fees, earnings on those deferrals are not shown in the Director Compensation Table.

Director Revenue Neutral Retirement Agreements. Pursuant to the Director Revenue Neutral Retirement Agreements, which were amended in 2011, the Bank has agreed to pay certain benefits to a participating director upon the occurrence of certain events. Pursuant to the original agreements between the Bank and each of the participating directors, the Bank agreed to pay certain benefits to such director upon his death, normal retirement after age seventy-two (72) with ten (10) years of service, or his separation from service (as defined in the agreement) following the occurrence of a change in control of the Bank.

As amended, the amount of the normal retirement benefit is now equal to the greater of (i) thirty percent (30%) of the final three (3) calendar year average annual board of director fees and (ii) the director’s highest projected annual benefit amount under the original agreement (prior to the amendment), determined as of October 31, 2011 and is payable in the event of a separation from service following the normal retirement date or a separation from service within twenty-four (24) months following a change in control of the Bank. Such amounts are payable either in thirteen (13) equal annual installments or annually for the lifetime of the director, whichever is greater.

The amendment also added a new benefit in the event of a disability, and provides that if a director becomes disabled (as defined in the amendment) prior to a separation from service or the normal retirement date, the Bank shall pay the director thirty percent (30%) of the final three (3) calendar year average annual board of director fees in thirteen (13) equal annual installments.

The amendment also modified the benefit payable in the event of death, and provides that in such event the Bank shall pay to the director’s beneficiary a benefit equal to the accrued liability balance as of the month ending immediately prior to the director’s death. Such benefit is payable in a lump sum within sixty (60) days following the director’s death.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Share Ownership of Certain Beneficial Owners

The Corporation does not know of any person who beneficially owned more than 5% of the Corporation’s common stock on March 1, 2013, except as shown in the following table:

Name and address of Beneficial Owner	Common Stock Beneficially Owned		Percent of Class

JMD Partners, L.P. 3190 Galloway Drive San Diego, CA 92122	142,304	(1)	10.08%

Frank L. Wright 4110 McIntosh Road Harrisburg, PA 17112	100,000		7.08%

The First National Bank of Mifflintown Trust Department Two North Main Street Mifflintown, PA 17059	80,918	(2)	5.73%

(1)

Jane Doty Ferrier, as Trustee of the Ferrier Family Trust 2 (fbo Jane Doty Ferrier), which is the general partner of JMD Partners, L.P. and, as the holder of a 0.58% general partnership interest and an 89.31% limited partnership interest in JMD Partners, L.P., has sole voting power and sole dispositive power with respect to the shares held of record by JMD Partners, L.P. and, therefore, may be deemed a beneficial owner of such shares.

(2)

Shares held by The First National Bank of Mifflintown Trust Department by way of its nominee MIFFCO as fiduciary for certain trusts, estates, agency and other fiduciary accounts that beneficially own the shares. The Bank has sole voting authority as to 23,035 of these shares. Subject to the provisions of governing instruments and/or in accordance with applicable provisions of fiduciary law, the Bank may vote shares as to which it has sole voting power in what it reasonably believes to be in the best interest of the respective trust, estate, agency or other fiduciary account for which it holds such shares. The Bank does not have the right to vote the remaining 57,883 shares and disclaims beneficial ownership of such shares.

Share Ownership of Management

The following table shows the number of shares of Corporation common stock beneficially owned by each director and executive officer named in the Summary Compensation Table appearing in Item 11 and by all of the directors and executive officers of the Corporation as a group, as of March 1, 2013. Except as otherwise indicated, the named person possesses sole voting power and sole investment power with respect to the shares shown in the table.

Name	Common Stock Beneficially Owned		Percentage of Class (1)

Nancy S. Bratton	10,908	(2)	—
Daniel B. Brown	12,663		—
Scott E. Fritz	500		—
John P. Henry, III	6,041	(3)	—
Richard R. Leitzel	1,840	(4)	—
David M. McMillen	6,446	(5)	—
Charles C. Saner	3,004	(6)	—
Roger Shallenberger	50,000	(7)	3.54%
Lowell M. Shearer	44,480	(8)	3.15%
Timothy P. Stayer	2,371		—
David L. Swartz	4,278	(9)	—
Frank L. Wright	100,000		7.08%
Directors, nominees and executive officers as a group (15 persons including those named above)	242,756		17.14%

(1)	Less than 1% unless otherwise noted.
(2)	Shares held jointly with spouse.
(3)

Includes 3,617 shares held jointly with spouse, 81 shares held jointly with spouse and children, 790 shares held in a self-directed IRA account, and 1,530 shares held by Mr. Henry which are pledged as security for a loan.

(4)	Shares held in a self-directed IRA account.
(5)	Includes 5,223 shares held jointly with spouse and 1,000 shares held in trust.
(6)	Includes 1,404 shares held jointly with spouse.
(7)	Includes 25,000 shares held in the name of spouse.
(8)	Includes 80 shares held in the name of spouse.
(9)	Shares held jointly with spouse.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management

During 2012, some of the directors and executive officers of the Corporation and the Bank, members of their immediate families and some of the companies with which they are associated had banking transactions in the ordinary course of business with the Bank and may be expected to have similar transactions in the future. These transactions were made on substantially the same terms, including interest rates, collateral requirements and repayment terms, as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features.

During 2011 the Bank began construction on its Newport Branch, which opened in January 2012. The general contractor for the project was David McMillen Custom Contracting, Inc. The owner of the general contractor is David M. McMillen, a director of the Corporation and the Bank. The completed project cost approximately $2.3 million. David McMillen Custom Contracting, Inc. was compensated $216,175 in its role as the project’s general contractor. The Bank performed an evaluation which confirmed that the terms of the project, including the compensation to be paid to David McMillen Custom Contracting, Inc., which was negotiated on an “arms length basis,” were consistent with market terms, and concluded that such terms were at least as favorable to the Bank as could have been obtained in a transaction with an unaffiliated third party, and the transaction was approved by a majority of the disinterested directors.

Pursuant to a written policy adopted by the Board of Directors, any business dealing between the Bank and a director of the Bank or any entity controlled by a director of the Bank, other than a loan, deposit, trust service or other product or service provided by the Bank in the ordinary course of business, is required to be reviewed and approved by a majority of the disinterested directors. In considering a proposed transaction with management, the disinterested directors shall reasonably determine whether the proposed transaction would be in the best interest of the Bank and on terms and conditions, including price, substantially the same as those prevailing at the time for comparable transactions with non-insiders.

Director Independence

The Board of Directors has determined that each director, other than Mr. Fritz and Mr. Stayer, is independent as determined in accordance with the independence standards of the NASDAQ Stock Market. In determining the directors’ independence, in addition to matters disclosed under “Transactions with Management” above, the Board of Directors considered each director’s beneficial ownership of Corporation common stock, loan transactions between the Bank and the directors, their family members and businesses with whom they are associated, as well as any contributions made to non-profit organizations with whom they are associated.

Except with respect to Mr. Fritz and Mr. Stayer, in each case, the Board determined that none of the transactions impaired the independence of the director.

ITEM 14.	Principal Accountant Fees and Services.

Independent Certified Public Accountants

Aggregate fees billed by Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm for First Community Financial Corporation, for services rendered in the aggregate for the years ended December 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Audit Fees	$68,430	$66,435
Audit Related Fees	—	725
Tax Fees	7,770	7,150
All Other Fees	—	—

TOTAL	$76,200	$74,310

Audit Fees for 2012 and 2011 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year-end audit of the consolidated financial statements, including review of the Company’s Annual Report on Form 10-K and review and consent of documents filed with the SEC.

Audit-related fees include reviews, analysis and consultations in regard to certain accounting transactions.

Tax Fees for 2012 and 2011 were for services related to tax compliance and planning.

None of the services described above was approved by the Audit Committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) of SEC Regulation S-X.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Financial Statements, Financial Statement Schedules

The following consolidated financial statements of the Corporation and its subsidiaries, included in the registrant’s annual report to shareholders for the year ended December 31, 2012, are incorporated by reference in Item 8:

Consolidated Balance Sheets: December 31, 2012 and 2011.
Consolidated Statements of Income and Comprehensive Income: Years ended December 31, 2012 and 2011.
Consolidated Statements of Shareholders’ Equity: Years ended December 31, 2012 and 2011.
Consolidated Statements of Cash Flows: Years ended December 31, 2012 and 2011. Notes to Consolidated Financial Statements.

All financial statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

Exhibits

The exhibits listed on the Exhibit Index on pages 34 through 38 of this Form 10-K are filed with this Report or are incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST COMMUNITY FINANCIAL CORPORATION

Date:	March 7, 2013	By:	/s/ Scott E. Fritz
Scott E. Fritz, President & CEO
(Principal Executive Officer)

Date:	March 7, 2013	By:	/s/ Richard R. Leitzel
Richard R. Leitzel, Vice President
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Scott E. Fritz	President and CEO and Director	March 7, 2013
Scott E. Fritz

/s/ Timothy P. Stayer	Executive Vice President and COO Director	March 7,2013
Timothy P. Stayer

/s/ Richard R. Leitzel	Senior Vice President Principal Financial and Accounting Officer	March 7, 2013
Richard R. Leitzel

/s/ Nancy S. Bratton	Director	March 7, 2013
Nancy S. Bratton

/s/ Daniel B. Brown	Director	March 7, 2013
Daniel B. Brown

/s/ John P. Henry III	Director	March 7, 2013
John P. Henry III

/s/ David M. McMillen	Director	March 7, 2013
David M. McMillen

/s/ Charles C. Saner	Director	March 7, 2013
Charles C. Saner

/s/ Roger Shallenberger	Director	March 7, 2013
Roger Shallenberger

/s/ Lowell M. Shearer	Director	March 7, 2013
Lowell M. Shearer

/s/ David L. Swartz	Director	March 7, 2013
David L. Swartz

/s/ Frank L. Wright	Director	March 7, 2013
Frank L. Wright

Exhibit Index

Exhibit	Title

3.1	Articles of Incorporation of the Corporation. (Incorporated by reference to Exhibit 2(a) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

3.2	Bylaws of the Corporation. (Incorporated by reference to Exhibit 2(b) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its Subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its Subsidiaries on a consolidated basis, have not been filed as exhibits in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Corporation hereby agrees to furnish a copy of these instruments to the Commission upon request.

10.1	Lease Agreement – Delaware Branch Office (Incorporated by reference to Exhibit 6(b)(1) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.2	Lease Agreement – East Waterford Branch Office (Incorporated by reference to Exhibit 6(b)(2) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.3	Lease Agreement – Shermans Dale Branch Office (Incorporated by reference to Exhibit 6(b)(3) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

10.4	The First National Bank of Mifflintown Amended and Restated Group Term Replacement Plan. (Incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

10.5	Second Amended and Restated Salary Continuation Agreement between the Bank and Richard Leitzel, dated December 31, 2008. (Incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2009.)

10.6	First Amendment to the Second Amended and Restated Salary Continuation Agreement between The First National Bank of Mifflintown and Richard Leitzel, dated October 29, 2010. (Incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 4, 2010.)

10.7	Director Deferred Fee Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated April 9, 2002. (Incorporated by reference to Exhibit 6(c)(11) to the Corporation’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 17, 2002.)

The form of this Director Deferred Fee Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Director Deferred Fee Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	April 9, 2002
Samuel Kint	April 9, 2002

10.8	Amended and Restated Director Deferred Fee Agreement between The First National Bank of Mifflintown and Roger Shallenberger, dated October 3, 2008. (Incorporated by reference to Exhibit 10.10 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

10.9	Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated October 3, 2008. (Incorporated by reference to Exhibit 10.12 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

The form of this Amended and Restated Director Revenue Neutral Retirement Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	October 3, 2008
Samuel Kint	October 3, 2008
Charles C. Saner	October 3, 2008
Roger Shallenberger	October 3, 2008
Lowell M. Shearer	October 3, 2008

10.10	First Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 14, 2010. (Incorporated by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

The form of this First Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the First Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	December 14, 2010
Samuel Kint	December 14, 2010
Charles C. Saner	December 14, 2010
Roger Shallenberger	December 14, 2010
Lowell M. Shearer	December 14, 2010

10.11	Second Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 13, 2011. (Incorporated by reference to Exhibit 10.14 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 9, 2012.)

The form of this Second Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Second Amendment to the Amended and Restated Director Revenue Neutral Retirement Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	December 13, 2011
Samuel Kint	December 13, 2011
Charles C. Saner	December 13, 2011
Roger Shallenberger	December 13, 2011
Lowell M. Shearer	December 13, 2011

10.12	Director Revenue Neutral Retirement Agreement between The First National Bank of Mifflintown and David McMillen, dated October 29, 2010.

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement

David Swartz	October 29, 2010

10.13	First Amendment to The First National Bank of Mifflintown Amended and Restated Director Revenue Neutral Retirement Agreement with David McMillen dated December 13, 2011.

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement

David Swartz	December 13, 2011

10.14	Split Dollar Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated May 14, 2002. (Incorporated by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

The form of this Split Dollar Agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the Split Dollar Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	May 14, 2002
Samuel Kint	May 14, 2002
Charles C. Saner	March 24, 1998
Roger Shallenberger	September 30, 1997
Lowell M. Shearer	March 31, 1998

10.15	First Amendment to the Split Dollar Agreement between The First National Bank of Mifflintown and Nancy S. Bratton, dated December 14, 2010. (Incorporated by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2011.)

The form of this First Amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the First Amendment to the Split Dollar Agreements between the Bank and the following directors:

Director	Date of Agreement

John P. Henry, III	December 14, 2010
Samuel Kint	December 14, 2010
Charles C. Saner	December 14, 2010
Roger Shallenberger	December 14, 2010
Lowell M. Shearer	December 14, 2010

10.16	Split Dollar Agreement between The First National Bank of Mifflintown and David McMillen, dated October 29, 2010.

The form of this agreement is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with the agreements between the Bank and the following directors:

Director	Date of Agreement

David Swartz	October 29, 2010

13	Annual Report to Security Holders.

21	Subsidiaries of the Registrant.

31.1	Certification of President & CEO and Principal Executive Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and CEO and Principal Executive Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial and Accounting Officer of First Community Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Date Files. *

*	These interactive date files are being furnished as part of this Report and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.